Form 10-Q
period 1994-07-31
COOPER DEVELOPMENT CO
filed 1994-09-19
CIK 720062

THIS DOCUMENT IS A COPY OF THE FORM 10-Q FILED ON SEPTEMBER 15, 1994 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.


                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



[X]QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(D) OF THE
SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 1994

 OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
FROM ______________  TO  _______________


Commission File Number 0-11727



                   Cooper Development Company
     (Exact name of registrant as specified in its charter)



Delaware
(State or other jurisdiction of incorporation or organization)


94-2876745
(I.R.S. Employer Identification Number)


2420 Sand Hill Road, Suite 300 Menlo Park, CA  94025
(Address of principal executive offices)     (Zip Code)


Registrant's telephone number, including area code:(415)233-0696


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   [X]      No   [  ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class
Common Stock, $.10 Par Value


Outstanding at July 31, 1994
3,629,376




COOPER DEVELOPMENT COMPANY AND SUBSIDIARIES

         Consolidated Condensed Statements of Operations

            (In thousands, except per share figures)
                           (Unaudited)

                                                 Three Months Ended   Nine Months Ended
                                                       July 31,            July 31,
                                                 __________________   _________________
                                                   1994      1993       1994     1993
                                                   ____      ____       ____     ____

Net sales                                        $5,599    $5,102    $14,298  $13,843
Cost of sales                                     3,075     1,999      6,737    5,620
                                                 ______    ______     ______   ______

Gross profit                                      2,524     3,103      7,561    8,223
                                                 ______    ______     ______   ______

Research and development expenses                   272       166        577      489
Selling, general and administrative expenses      4,528     4,150     12,533   10,854
Amortization of intangible assets                    68        68        205      205
                                                 ______    ______     ______   ______

Operating loss                                   (2,344)   (1,281)    (5,754)  (3,325)

Interest income                                     164        10        383       39
Interest expense                                    (69)      (75)      (278)    (194)
Other expense, net                                  (69)     (645)      (138)    (379)
                                                 ______    ______     ______   ______
Loss from continuing operations before
 income taxes                                    (2,318)   (1,991)    (5,787)  (3,859)
Provision for income tax benefit (expense)          (13)      (20)     1,502      (53)
                                                 ______    ______     ______   ______
Loss from continuing operations                  (2,331)   (2,011)    (4,285)  (3,912)
Discontinued operations:
 Loss from operations (net of tax
  benefits of $680 in 1994)                           -       (11)    (1,015)  (1,103)
 Gain on sale of operations (net of taxes
  of $2,394 in 1994)                                  -         -     16,391        -
                                                 ______    ______     ______   ______

Income (loss) from discontinued operations            -       (11)    15,376   (1,103)
                                                 ______    ______     ______   ______

Net income (loss)                               $(2,331)  $(2,022)   $11,091  $(5,015)
                                                 ======    ======     ======   ======

Net income (loss) per share-primary:
 Continuing operations                           $(0.64)   $(0.56)    $(1.18)  $(1.38)
 Discontinued operations                              -         -       4.24    (0.39)
                                                 ______     ______    ______   ______
Net income (loss) per share-primary              $(0.64)   $(0.56)     $3.06   $(1.77)
                                                 ======    ======     ======   ======
Net income (loss) per share-fully diluted:
 Continuing operations                           $(0.64)   $(0.56)    $(0.80)  $(1.38)
 Discontinued operations                              -         -       3.02    (0.39)
                                                 ______    ______     ______   ______
Net income (loss) per share-fully diluted        $(0.64)   $(0.56)     $2.22   $(1.77)
                                                 ======    ======     ======   ======

Weighted average number of shares
 outstanding during the period  - primary         3,629     3,629      3,629    2,832
                                                 ======    ======     ======   ======
                          - fully diluted         3,629     3,629      5,086    2,832
                                                 ======    ======     ======   ======

   See accompanying notes to consolidated condensed financial statements.


COOPER DEVELOPMENT COMPANY AND SUBSIDIARIES

              Consolidated Condensed Balance Sheets

                         (In thousands)
                           (Unaudited)

                                                 July 31,     October 31,
                                                   1994          1993
                                                   ____          ____
                             ASSETS

Current assets:
 Cash and cash equivalents                      $16,112       $ 2,290
 Restricted cash                                      -         1,121
 Accounts receivable, net                         3,539         2,571
 Other receivables                                  518           617
 Inventories                                      4,472         3,554
 Prepaid expenses                                   502           333
 Net assets of discontinued operations                -         4,225
                                                 ______        ______

   Total current assets                          25,143        14,711

Property, plant and equipment, net                2,607         1,248
Intangible assets, net                              105           105
Excess cost over net assets acquired, net         4,814         4,877
Other assets                                      1,021           308
                                                 ______        ______
                                                $33,690       $21,249
                                                 ======        ======

              LIABILITIES AND STOCKHOLDERSO EQUITY

Current liabilities:
 Short-term borrowings                           $1,000        $1,300
 Notes payable to related parties                 2,948         2,948
 Accounts payable                                 3,308         2,968
 Accrued expenses                                 5,450         4,868
 Tax liabilities                                  6,308         4,904
                                                 ______        ______

   Total current liabilities                     19,014        16,988

Other long-term liabilities                       2,438         3,073
                                                 ______        ______

   Total liabilities                             21,452        20,061
                                                 ______        ______

Stockholders' equity:
 Common stock, $.10 par value per share             447           447
 Additional paid-in capital                      68,580        68,580
 Foreign currency translation adjustments           277           286
 Accumulated deficit                            (52,313)      (63,404)
 Cost of shares held in treasury                 (4,662)       (4,662)
 Unrealized loss on marketable securities           (91)          (59)
                                                 ______        ______
   Total stockholders' equity                    12,238         1,188
                                                 ______        ______
                                                $33,690       $21,249
                                                 ======        ======

 See accompanying notes to consolidated condensed financial statements.

           COOPER DEVELOPMENT COMPANY AND SUBSIDIARIES

         Consolidated Condensed Statements of Cash Flows

                         (In thousands)
                           (Unaudited)

                                                         Nine Months Ended
                                                              July 31,
                                                         _________________
                                                           1994      1993
                                                           ____      ____

 Cash flows from operating activities:
 Net cash used by continuing operating activities       $(4,817)  $(1,571)
 Net cash used by discontinued operating activities      (1,708)   (1,340)
                                                         ______    ______

  Net cash used by operating activities                  (6,525)   (2,911)
                                                         ______    ______

Cash flows from investing activities:
 Cash acquired in CDSA transaction, net of
  amounts disbursed                                         731         -
 Purchases of fixed and intangible assets                  (637)     (787)
 Payments for purchase of common stock rights              (464)        -
 Unrealized loss marketable securities                        -       (37)
 Proceeds from sale of fixed assets                         260         -
 Proceeds from sale of discontinued operations           22,521         -
                                                         ______    ______

  Net cash provided (used) by investing activities       22,411      (824)
                                                         ______    ______

Cash flows from financing activities:
 Proceeds from short-term bank borrowings                     -     1,296
 Proceeds from short-term notes payable                       -     1,142
 Repayments of short-term bank borrowings                (1,300)        -
 Repayments of other long-term debt                        (764)     (263)
 Net proceeds from sale of common stock                       -     2,144
                                                         ______    ______

  Net cash provided (used) by financing activities       (2,064)    4,319
                                                         ______    ______

Net increase in cash and cash equivalents                13,822       584
Cash and cash equivalents at beginning of period          2,290     1,111
                                                         ______    ______

Cash and cash equivalents at end of period              $16,112    $1,695
                                                         ======    ======


   See accompanying notes to consolidated condensed financial statements.


Note 1.  Discontinued Operations

On November 2, 1993, pursuant to a Purchase and Sale Agreement, the Company entered into a definitive agreement with Bausch & Lomb Incorporated ("B&L") to sell substantially all of the assets of the Revo sunglass business for $22,500,000 subject to certain adjustments. Pursuant to a Loan Agreement dated November 2, 1993, the Company borrowed $5,000,000 from B&L. The consummation of the transaction contemplated by the Purchase and Sale Agreement occurred on January 28, 1994, and the Company received $22,521,000 of which $17,521,000 was paid in cash and $5,000,000 was paid through cancellation of the entire $5,000,000 of indebtedness to B&L.

The sale of the Revo assets has been accounted for as a discontinued operation, and, accordingly, the accompanying October 31, 1993 condensed balance sheet, and condensed statements of operations for the three and nine months ended July 31, 1994 and 1993, and condensed statements of cash flows for the nine months ended July 31, 1994 and 1993, have been restated so as to segregate the net assets of and the net income (loss) from discontinued operations. As of October 31, 1993, net assets of discontinued operations consisted of the following (in thousands):


          Receivables                               $3,824
          Inventory                                  2,175
          Prepaids                                     185
          Property, plant and equipment, net           690
          Intangible assets                          1,255
          Other assets                                  11
          Notes payable                             (1,363)
          Accounts payable, accruals and
            other current liabilities               (2,522)
          Other long-term liabilities                  (30)
                                                    ______

          Net assets of discontinued operations     $4,225
                                                    ======

Net sales related to discontinued operations were $3,110,000 and $12,932,000 for the nine months ended July 31, 1994 and 1993, respectively.

In April 1994 the Company completed the assignment of the Freeport lease and the sale of substantially all of the assets of its Bahamas facility to Hansi International, LTD. for $250,000. The Company recorded a net gain of $131,000 on the sale.


Note 2.  Acquisition or Disposition of Assets.

Pursuant to a Stock Purchase Agreement, dated as of March 17, 1994, as amended (the "Stock Purchase Agreement"), entered into between Cooper Development Company, a Delaware corporation (the "Company"), and
Michael B. Joseph, as Chapter 7 Trustee (the "Trustee") of the Cooper Laboratories, Inc. Stockholders' Liquidating Trust (the "Trust"), the Company, on April 27, 1994, acquired from the Trustee all of the outstanding capital stock of Cooper Development S.A., a Swiss company ("CDSA"), for $3,250,000. The purchase price was paid as follows: $2,250,000 in cash at the closing, and the balance through the delivery of a non-interest bearing promissory note, in the aggregate principal amount of $1,000,000, due
April 27, 1995 (the "Note"), and secured by  a letter of credit.
As part of the Stock Purchase Agreement, the Trust has agreed to cooperate and work with the Company regarding certain outstanding legal matters, specifically pursuing recoveries from insurers, related to environmental and DES obligations of the Company.

CDSA is the former parent of Cooper Cosmetics S.A. a Swiss company ("CCSA") which was acquired by the Company in March 1992 and which has continued since that time to provide administrative services to CDSA. CDSA, whose assets consist principally of cash, also owns undeveloped real estate in Mougins, France. As part of the transaction, the Company assumed certain income tax liabilities.

The sole director and administrator of CDSA, Mr. Buchert, is also the sole director and administrator of CCSA. In addition, the Company's Chairman of the Board and President, Parker G. Montgomery, is a former director of CDSA. Pursuant to a services agreement entered into with Mr. Buchert and approved by CDSA's previous shareholders, CDSA paid Mr. Buchert approximately $28,500 during 1993 and through April 1994 for acting as administrator for CDSA and approximately $50,000 in April 1994 for services rendered in 1993 in connection with the sale by CDSA to an unaffiliated party of real estate in Mougins, France. Pursuant to a consulting agreement entered into with Mr. Montgomery and approved by CDSA's previous shareholders CDSA paid
Mr. Montgomery approximately $157,000 during 1993 and through April 1994 for assisting in the management, development and sale of the real estate referred to above as well as certain real estate in Mougins, France which is still owned by CDSA. Messrs. Buchert and Montgomery have voluntarily waived their right to receive from CDSA any further compensation arising out of any future sale of the real estate still owned by CDSA.


Note 3.  Summary of Significant Accounting Policies - Income Taxes

In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Statement 109 requires a change from the deferral method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Effective November 1, 1993, the Company adopted  Statement 109.

Pursuant to the deferral method under APB Opinion 11, which was applied for the fiscal year ended October 31, 1993 and prior years, deferred income taxes are recognized for income and expense items that are reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable in the year of the calculations. Under the deferral method, deferred taxes are not adjusted for subsequent changes in tax rates.


Note 4.  Income Taxes

As discussed in Note 3, the Company adopted Statement 109 as of November 1, 1993. Prior years' financial statements have not been restated to apply the provisions of Statement 109.

The valuation allowance for deferred tax assets as of November 1, 1993 was $22,952,000 and as of July 31, 1994 was $17,325,000. The decrease of
$5,627,000 represents primarily the utilization of an amount of the valuation allowance against the gain for the disposal of Revo.

Income tax expense (benefit) attributable to income from continuing operations for the nine months ended July 31, 1994 consists of (in thousands):

                                  Current    Deferred       Total
                                  _______    ________       _____

          Federal                 $(1,151)          -     $(1,151)
          State and Local            (351)          -        (351)
                                   ______      ______      ______

                                  $(1,502)          -     $(1,502)
                                   ======      ======      ======


Note 5.  Net Income (Loss) Per Share

Primary net income (loss) per share is computed using the weighted average number of common shares outstanding during the period.

Fully diluted net income (loss) per share assumes full conversion of the company's outstanding convertible related party notes payable.


Note 6.  Inventories

Inventories as of July 31, 1994 consist of the following (in thousands):

               Raw materials                   $2,161
               WorkDinDprocess                      3
               Finished goods                   2,885
                                               ______
                                                5,049
               Less inventory reserves           (577)
                                               ______
                                               $4,472
                                               ======


Note 7.  Management Representation

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all the adjustments necessary to present fairly the Company's consolidated condensed financial position as of July 31, 1994 and October 31, 1993 and the consolidated condensed results of their operations and cash flows for the nine months ended
July 31, 1994 and 1993.

Certain reclassifications not affecting the net loss have been made to the prior period financial statements to conform those statements to the current period presentation.



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

On January 28, 1994, the Company sold substantially all of the assets and the buyer of such assets assumed substantially all of the liabilities of its subsidiary, Revo, Inc. The results of the Company have been restated so as to segregate the discontinued operations from continuing operations. The management discussion that follows pertains to the Company's continuing operations.

     Three and Nine Months Ended July 31, 1994 Compared with Three and Nine Months Ended July 31, 1993

Net sales for the three and nine months ended July 31, 1994 increased $497,000 and $455,000 over the prior year periods. The increases are primarily due to higher sales of dermatology products and other licensed products sold by the Company's Italian subsidiary. These increases were partially offset by lower sales of its antiviral product.

Gross profit margin on net sales was 45% and 53% for the three and nine months ended July 31, 1994 as compared to 61% and 59% for the comparable periods in 1993. The gross profit margin decrease is primarily attributable to increased inventory reserves recorded in the third quarter for certain Cabot products that are to be discontinued. Gross profit margins were also reduced by close out sales and lower inventory recovery rates from product returns.

Selling, general and administrative expenses increased $378,000 and $1,679,000 for the three and nine months ended July 31, 1994. Such increases are primarily due to higher selling and marketing and financial and administrative expenses resulting from personnel and facility additions.

Interest income increased $154,000 and $344,000 for the three and nine months ended July 31, 1994 as a result of investments of the proceeds from the sale of Revo.

Interest expense for the nine months ended July 31, 1994 increased $84,000 over the comparable period in 1993 due to higher average borrowing levels.

Other income (expense) for the nine months ended July 31, 1994 includes one-time expenses of $575,000 related to certain litigation and settlement costs, a gain of $131,000 related to the sale of substantially all of the assets of the Bahamas facility, and $127,000 of service fee revenue.
Other income (expense) for the nine months ended July 31, 1993 includes a one-time expense of $589,000 related to a change in estimated liability for certain environmental clean-up costs of previously owned property and proceeds of $250,000 from the sale of the rights to Alpha-1 Antitrypsin.


Capital Resources and Liquidity

The Company expects a continuing deficiency in cash from operations in fiscal 1994. Through July 31, 1994, cash required by continuing operations was $4,817,000 for the nine months then ended. The Company plans to use the cash obtained from the sale of the Revo assets, (as described above, $22,521,000 before payment of various accruals), to fund its short and long term liquidity and capital expenditure requirements. In addition, the Company is considering various alternatives including, but not limited to, acquiring certain product lines or businesses, paying dividends and investing in various short and long term financial instruments.



                             PART II


ITEM 1.    Legal Proceedings

(a) Avanza Corp.

The Company has purchased options to acquire what management believes to be in excess of 51% of the outstanding shares, on a fully diluted basis, of Avanza Corp. ("Avanza"), a privately-held California corporation engaged primarily in the development, manufacture and distribution of cosmetics and beauty aids. The options currently contemplate a purchase price of $2.04 per share, based on various factors, including an aggregate purchase price of $5,000,000 for all of the Avanza shares issued, on a fully diluted basis, prior to May 1994. The Company paid approximately $462,400 ($.30 per share) for the options, which payment will be credited against the purchase price paid for the shares, if the options are exercised. As of August 31, 1994, the Company had exercised options covering an aggregate of 99,375 shares.

On August 15, 1994, in the Superior Court of the State of California for the County of San Bernardino, certain of the Avanza shareholders who granted options to the Company for the purchase of their shares filed a lawsuit against Avanza and each of its directors alleging, among other things, breach of fiduciary duty. The primary actions of the Avanza directors which are the subject of the lawsuit are the purported issuances to certain directors, officers, employees and a supplier of Avanza, at $0.97 per share, of 1,096,287 shares of Avanza stock in May and July 1994. Such issuances, if valid, would result in substantial dilution to the pre-existing Avanza shareholders and would substantially reduce the percentage of Avanza shares subject to the options referred to above, thereby effectively prohibiting the Company from obtaining a controlling interest in Avanza.

In addition to seeking monetary damages, the plaintiffs have demanded that Avanza and its directors be enjoined from issuing additional Avanza securities or any rights to acquire the same. The plaintiffs are also seeking to have the Court impose a constructive trust with respect to a majority of the shares purportedly issued in May and July 1994, with such defendants and Avanza's corporate secretary to be enjoined from taking any action with respect to any of the Avanza shares placed in the constructive trust. At a hearing held on August 30, 1994, the Court issued an order temporarily restraining the defendants from issuing any Avanza securities or rights to acquire the same. The Court is scheduled to hear the motion for Preliminary Injunction and Constructive Trust on September 22, 1994.
In the meantime, the parties have been participating in expedited discovery.

On August 25, 1994, the Company, an Avanza shareholder who assisted the Company in obtaining the Avanza options, and that shareholder's employer were named as defendants in a related lawsuit brought by Avanza in the United States District Court for the Central District of California alleging violation of Section 14(e) of the Williams Act, breach of contract and various related claims. In addition to seeking monetary damages, the plaintiff has demanded that the Company be enjoined from exercising the options granted to it by the Avanza shareholders. On August 30, 1994, the Court denied the plaintiff's request to enjoin the exercise of the options by the Company. The Company intends to defend the suit vigorously.

Although the Company believes it has meritorious defenses to the lawsuit brought by Avanza, the lawsuit, if decided adversely to the Company, could severely impact or prohibit entirely the Company's acquisition of Avanza and/or require the Company to pay damages to Avanza. In addition, regardless of the outcome of the lawsuits, the Company has expended funds in such litigation and could be required to incur additional expense in the future.


ITEM 1.    Legal Proceedings (Continued)

(b) Fuller Laboratories, Inc.

On September 1, 1994, Fuller Laboratories, Inc. ("Fuller") filed a complaint in the United States District Court, Northern District of California, Case No. 94-20604, against the Company.

The Complaint asserts claims for breach of contract, breach of the implied covenant of good faith and fair dealing and breach of fiduciary duty in connection with a contract dated on or about June 3, 1983 between Fuller and the Company's predecessor corporation relating to certain rights to the Company's antiviral product licensed from Fuller (the "Agreement"). The complaint also seeks an accounting of the antiviral product and any derivatives sold or transferred by the Company, a constructive trust and declaratory judgment of the parties' respective rights with respect to the Agreement. The complaint indicates that Fuller believes the amount of unpaid royalties it is owed is not less than $600,000.

The Company plans to file an answer to the complaint when due and intends to vigorously defend this action.


ITEM 6. Exhibits and Reports on Form 8-K

(a)   Exhibit
      _______

      Exhibit 11   Statement Regarding Computation of Net Income
                   (Loss) Per Share.

There were no reports on Form 8-K filed during the quarter for which this report is filed.



                            SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                      Cooper Development Company
                                             (Registrant)



Date:  September 14, 1994       By:       MICHAEL J. BRADEN/S/
                                 ________________________________
                                        Michael J. Braden
                           Vice President and Chief Financial Officer



                        INDEX TO EXHIBITS


EXHIBIT        Description
_______        ___________

Exhibit 11     Statement Regarding Computation of Net Income (Loss)
               Per Share



Exhibit 11

           COOPER DEVELOPMENT COMPANY AND SUBSIDIARIES

   Statement Regarding Computation of Net Income (Loss) Per Share



                                                    Three Months Ended     Nine Months Ended
                                                          July 31,              July 31,
                                                    __________________     _________________
                                                      1994      1993         1994     1993
                                                      ____      ____         ____     ____

Weighted average number of common
 stock and stock equivalents:
  Primary:
   Common stock                                      3,629     3,629        3,629    2,832

  Fully diluted:
   Common shares issuable upon assumed
    conversion of notes from related parties             -         -        1,457        -
                                                    ______    ______       ______   ______
                                                     3,629     3,629        5,086    2,832
                                                    ======    ======       ======   ======


Net loss from continuing operations                $(2,331)  $(2,011)     $(4,285) $(3,912)

Interest on notes to related parties                    59         -          176        -
                                                    ______    ______       ______   ______

Net loss from continuing operations fully diluted   (2,272)   (2,011)      (4,109)  (3,912)

Discontinued operations, net of taxes                    -       (11)      15,376   (1,103)
                                                    ______    ______       ______   ______

Net income (loss) - fully diluted                  $(2,272)  $(2,022)     $11,267  $(5,015)
                                                    ======    ======       ======   ======


Net income (loss) per share - primary:
  Continuing operations                             $(0.64)   $(0.56)      $(1.18)  $(1.38)
  Discontinued operations                                -         -         4.24    (0.39)
                                                    ______    ______       ______   ______

Net income (loss) per share - primary               $(0.64)   $(0.56)       $3.06   $(1.77)
                                                    ======    ======       ======   ======

Net income (loss) per share - fully diluted:
  Continuing operations                             $(0.64)   $(0.56)      $(0.80)  $(1.38)
  Discontinued operations                                -         -         3.02    (0.39)
                                                    ______    ______       ______   ______


Net income (loss) per share - fully diluted         $(0.64)   $(0.56)       $2.22   $(1.77)
                                                    ======    ======       ======   ======
