Form 10-K
period 1994-10-31
COOPER DEVELOPMENT CO
filed 1995-01-30
CIK 720062

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended OCTOBER 31, 1994

                                       OR

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ____________ to _____________

Commission file number 0-11727

                          COOPER DEVELOPMENT COMPANY
            (Exact name of registrant as specified in its charter)

DELAWARE                                 94-2876745
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

2420 SAND HILL ROAD, SUITE 300, MENLO PARK, CA  94025
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code: (415) 233-2727

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $.10 PAR VALUE
(Title of Class)

RIGHTS
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        YES  [X]   NO  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 15, 1994:

COMMON STOCK, $.10 PAR VALUE-$3,056,003

Number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class                                    Outstanding at December 15, 1994
COMMON STOCK, $.10 PAR VALUE                       3,629,376

Documents Incorporated by Reference: NONE

                                     PART I


ITEM 1. BUSINESS

INTRODUCTION

     Cooper Development Company (the "Company" or "CDC") is primarily engaged in the development, manufacture and sale of skin care and cosmetic products under the Cabot(R), Cabot(R) Vitamin E, Vitamines and Clear Perfection(TM) trademarks.

     CDC was a wholly owned subsidiary of Cooper Laboratories, Inc. prior to the consummation of an initial public offering of its common stock in August 1983. Pursuant to a plan of liquidation, Cooper Laboratories, Inc. distributed its shares of the Company's common stock to its stockholders in June 1985. CDC is a Delaware corporation and was incorporated in April 1980. On December 20, 1994, the Board of Directors approved a change in fiscal year-end from October 31 to December 31.


BUSINESS OPERATIONS

Skin Care and Cosmetics

     CDC, through its wholly owned subsidiary Cabot Laboratories, Inc. ("Cabot"), manufactures and sells skin care and cosmetic products. Cabot's products are sold by its own sales representatives in the United States and through exclusive distributors outside the United States. The principal channels of distribution are chain drug stores, mass volume retailers, and independent drug stores.


     Cabot was one of the first to develop and introduce skin care products incorporating Vitamin E, and today offers the most extensive line of Vitamin E skin care products in the industry. Use of Vitamin E on the skin is of increasing interest because ongoing medical and academic studies continue to support fortifying the upper layers of the skin with Vitamin E. Vitamin E helps neutralize free radicals formed in the environment by sunlight which are believed by many to be a major cause of premature aging. Cabot has also developed and recently introduced Vitamines, a line of multi-vitamin moisture lotions based on the latest research on vitamin supplementation. The Vitamines line is formulated by skin type to address the needs of dry, normal/combination, oily, sensitive, and mature/sun damaged skin.


     Cabot is the leader in the sales of unit dose pacs. The pac line includes Anti-Stress face, bath, and foot pacs as well as a line of hair care pacs, including the newly launched Color Enhancing Shampoo pacs. Cabot most recently introduced a line of pacs based on homeopathic treatments for sports-related muscle strains and bruises. The Homeopathic Sports Pacs continue a natural theme begun earlier in the year with the Marine Therapy Bath pacs which are based on the principles of thalassotherapy and Hair Botanical Pacs which are based on phytotherapy.

     Cabot also markets Cabot(R) Clear Perfection(TM) Corrective Cosmetics. Cabot is the leading distributor of corrective cosmetics in the chain drug and mass volume retail channels of trade. Clear Perfection(TM) products are enriched with Vitamin E and designed to cover up blemishes and scars. To build on the problem/solution profile of Clear Perfection(TM), Cabot expanded the line with the addition of a lighter cover cream-to-powder make-up foundation. This product, Cover Creme Lite, will expand the line's appeal. Cabot also recently developed Clear Perfection(TM) Total Cover Liquid make-up to provide a product form for the consumer wanting a liquid foundation with maximum coverage. Other product forms include Corrective Cover Cream,

Retouch Concealer, Cover Stick, and Finishing Powder. Cabot also offers a limited line of lipstick and lipglosses which are fortified with Vitamin E.

     Cabot employed 75 full time and 15 part time employees at October 31, 1994.

     CDC also develops skin care products through its wholly owned subsidiary Cooper Cosmetics S.A. ("CCSA"), a Swiss corporation. CCSA develops skin care products which it licenses to independent licensees principally in Europe under the Tokalon(TM) trademark.


Antiviral and other

     CDC, through its wholly owned distributor, Difa Cooper, manufactures and sells an antiviral product under an exclusive worldwide license to distributors outside the United States under various trademarks. Under the terms of the license, CDC pays a 5% royalty on sales of its antiviral product for use in the treatment of herpes zoster and tabes dorsalis and a 1.5% royalty for all other uses. This product line is subject to government regulation and control in each country in which it is sold. These products may also be subject to price controls and reimbursement limitations. Difa Cooper also distributes skin care products, including a line of products developed by a dermatologist which are sold under the Cosmeteci Magistrali(TM) trademark and continues to act as a distributor for Revo sunglasses. See Note 14 of Notes to Consolidated Financial Statements in Item 8.

RECENT DEVELOPMENTS

     On November 2, 1993, pursuant to a Purchase and Sale Agreement, the Company and its wholly owned subsidiary, Revo, Inc. ("Revo"), entered into a definitive agreement with Bausch & Lomb Incorporated ("B&L") to sell substantially all of the assets of the Revo sunglass business for $22,500,000 subject to certain adjustments. Pursuant to a Loan Agreement dated November 2, 1993, the Company borrowed $5,000,000 from B&L. The consummation of the transaction contemplated by the Purchase and Sale Agreement occurred on January 28, 1994, and the Company received $22,521,000 of which $17,521,000 was paid in cash and $5,000,000 was paid through cancellation of the entire $5,000,000 of indebtedness to B&L. See
Note 8 of Notes to Consolidated Financial Statements in Item 8.

     Pursuant to a Stock Purchase Agreement, dated as of March 17, 1994, as amended (the "Second Stock Purchase Agreement"), entered into between the Company, and Michael B. Joseph, as Chapter 7 Trustee (the "Trustee") of The Cooper Laboratories, Inc. Liquidating Trust (the "Trust"), the Company, on April 27, 1994, acquired from the Trustee all of the outstanding capital stock of CDSA for $3,250,000. The purchase price was paid as follows: $2,250,000 in cash at the closing, and the balance through the delivery of a non-interest bearing promissory note, in the aggregate principal amount of $1,000,000, due April 27, 1995 (the "Note"), and secured by a letter of credit. As part of the Second Stock Purchase Agreement, the Trust has agreed to cooperate and work with the Company regarding certain outstanding legal matters, specifically pursuing recoveries from insurers related to environmental and DES obligations of the Company. See Notes 6 and 7 of Notes to Consolidated Fincial Statements in Item 8.

     In April 1994 the Company completed the assignment of the Freeport, Bahamas lease and the sale of substantially all of the assets of its Bahamas facility to Hansi International, LTD. for $250,000. The Company recorded a net gain of $131,000 on the sale. See Note 8 of Notes to Consolidated Financial Statements in Item 8.

GENERAL INFORMATION REGARDING CDC'S BUSINESS

     Research and Development

     In fiscal 1994, 1993 and 1992 CDC's research and development expenditures were $729,000, $467,000, and $533,000, respectively.

     Raw Materials

     In general, raw materials required by CDC are obtainable from various sources and in the quantities desired.

     Government Regulation

     CDC's present and future operations, particularly with respect to certain of its longer range goals, may be subject to regulation under the Occupational Safety and Health Act, National Environmental Policy Act, Resource Conservation and Recovery Act, Toxic Substances Control Act and other present or possible future legislation or regulations. During 1994, the Italian health authorities revised the register of pharmaceutical products resulting in the reclassification of the Company's antiviral product from the completely reimbursable category to a category that requires the customer to pay full price for the product. This change may have an adverse effect on sales of the company's antiviral product. CDC believes, however, that except with respect to regulation of its antiviral product by foreign governmental agencies, applicable government regulations would not materially impair CDC's ability to sell its products.

     Competition

     Each of CDC's business segments operates within a highly competitive environment, especially in regard to the employment and retention of professional and technical personnel. Many of CDC's present and potential competitors have substantially greater financial resources, more personnel devoted to research and selling, and greater sales volume.

     Cabot competes in the skin care market through the uniqueness of its product formulations and their ingredient orientation, the quality of its products and their presentations to its customers and competitive pricing. Cabot offers a line of skin care and cosmetic products incorporating Vitamin E and, building on its vitamin heritage, recently introduced Vitamines, a five-product line of multi-vitamin skin care lotions formulated to treat skin problems which benefit from the topical supplementation of the skin by selected combinations of vitamins. In addition, Cabot markets a line of ingredient oriented and positioned unit dose pacs which includes hair pacs and Anti-Stress face, bath, and foot pacs and the Clear Perfection(TM) line of cover-up, problem/solution cosmetics. Cabot recently expanded its line of unit-dose pacs to include Hair Botanicals, Marine Therapy Bath Pacs, and Homeopathic Sports Pacs. Cabot competes in the skin care and cosmetics market with the divisions of virtually all of the major cosmetics manufactures such as Proctor & Gamble, Avon, Estee Lauder, Revlon. L'Oreal, Johnson & Johnson and Unilever and with independents such as Maybelline, Del Laboratories, Saint Ives, and Freeman Cosmetics.

     Compliance with Environmental Laws

     Federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, do not currently have a material effect upon CDC's capital expenditures, earnings or competitive position. CDC, however, was named in a complaint asserting claims under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund").

     CDC has incurred expenses in connection with the environmental cleanup of one of its former properties sold in 1986 to Cooper Technicon, Inc., a former subsidiary of CDC. CDC has also reserved for future expenses (including an additional $206,000 in 1994). In connection with this clean-up CDC has also initiated legal action to obtain reimbursement for these expenses from its insurers; however, it is not possible to predict the outcome of these efforts. See Note 10 of Notes to Consolidated Financial Statements in Item 8.

     In August 1991, the U.S. Environmental Protection Agency sent CDC a General Notice Letter under CERCLA notifying CDC that it may be one of several Potentially Responsible Parties (individually, a "PRP") in connection with the Frontera Creek waste site, Humacao,

Puerto Rico. Potential liability is asserted against CDC only as a parent corporation of a site owner; no liability is asserted for operating the facility or discharging hazardous materials. Revlon, Inc. is the principal PRP and has been undertaking the performance of the site investigation. Pursuant to a May 1986 Agreement for the Purchase and Sale of Technicon Corporation, CDC is fully indemnified by Revlon for all costs, liability and expense arising out of the Frontera Creek Site.

     On or about October 1, 1992, a Consent Decree was entered which fully settles and resolves all liability in this matter. The Consent Decree obligates the signatories to perform the remediation of the site and in return provides a covenant not to sue and statutory contribution protection for all signatories. Revlon, CDC and others are signatories to the Consent Decree. CDC is fully indemnified by Revlon for all obligations arising from the Consent Decree and in this regard Revlon is performing fully all obligations required under the Consent Decree. Thus, no action from CDC under the Consent Decree will be required.

     Employees

     CDC employed 122 people, of whom 107 were full time employees, 15 were part time employees, and none were full time temporary employees at October 31, 1994. CDC employees are provided with insurance and welfare benefits comparable to those provided by CDC's competitors. CDC believes that its employee relations are good.

     Financial Information About Segments, Geographic Areas, Foreign and Domestic Operations and Export Sales

     See Note 14 of Notes to Consolidated Financial Statements in Item 8.

ITEM 2.PROPERTIES

     The following are the principal leased facilities of CDC:


                                           APPROX.     APPROX.
                                         FLOOR AREA    ANNUAL     EXPIRATION
    LOCATION      PRINCIPAL OPERATIONS    (SQ. FT.)     RENT         DATE
    --------      --------------------    ---------     ----         ----
Menlo Park, CA    Offices, and Research     6,000     $209,600       June 1998
                  and Development
Islip, NY         Offices, Assembly and    50,000     $316,000  September 1996
                  Distribution, Cabot
                  Laboratories, Inc.
New York, NY      Offices                   7,670     $270,000   November 2003

     CDC also owns and leases facilities in Italy and Switzerland as well as land and buildings in France, which the Company intends to sell (see Note 6).

     CDC believes that its offices, plants and facilities are well maintained and generally adequate for its present needs and their intended uses.

ITEM 3.LEGAL PROCEEDINGS

     CDC is a defendant in several legal actions including those described below. In the opinion of management, after consultation with legal counsel, the disposition of such actions will not materially affect CDC's financial position or results of operations.

     Avanza Corp.

     The Company has purchased options to acquire what management believes to be in excess of 51% of the outstanding shares, on a fully diluted basis, of Avanza Corp. ("Avanza"), a privately-held California corporation engaged primarily in the development, manufacture and distribution of cosmetics and beauty aids. The options currently contemplate a purchase price of $2.04 per share, based on various factors, including an aggregate purchase price of $5,000,000 for all of the Avanza shares issued, on a fully diluted basis, prior to May 1994. The Company paid approximately $462,400 ($.30 per share) for the options, which payment will be credited against the purchase price paid for the shares, if the options are exercised. As of October 31, 1994, the Company had exercised options covering an aggregate of 99,375 shares.

     On August 15, 1994, in the Superior Court of the State of California for the County of San Bernardino, certain of the Avanza shareholders who granted options to the Company for the purchase of their shares filed a lawsuit against Avanza and each of its directors alleging, among other things, breach of fiduciary duty. The primary actions of the Avanza directors which are the subject of the lawsuit are the purported issuances to certain directors, officers, employees and a supplier of Avanza, at $0.97 per share, of 1,096,287 shares of Avanza stock in May and July 1994. Such issuances, if valid, would result in substantial dilution to the pre-existing Avanza shareholders and would substantially reduce the percentage of Avanza shares subject to the options referred to above, thereby effectively preventing the Company from obtaining a controlling interest in Avanza.

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

     On August 25, 1994, the Company, an Avanza shareholder who assisted the Company in obtaining the Avanza options, and that shareholder's employer were named as defendants in a related lawsuit brought by Avanza in the United States District Court for the Central District of California alleging violation of
Section 14(e) of the Williams Act, breach of contract and various related claims. In addition to seeking monetary damages, the plaintiff has demanded that the Company be enjoined from exercising the options granted to it by the Avanza shareholders. On August 30, 1994, the Court denied Avanza's request to enjoin the exercise of the options by the Company. Thereafter, this case was dismissed at Avanza's request.

     On September 29, 1994, Avanza filed a cross-complaint against the Company and others in the lawsuit pending in the San Bernardino County Superior Court referred to above. The cross-complaint seeks to recover unspecified damages for breach of contract, interference with contract and unfair competition, and seeks to enjoin the Company from exercising the options granted to it by the Avanza shareholders. The Company intends to vigorously defend the cross-complaint.

     Although the Company believes it has meritorious defenses to the cross-complaint brought by Avanza, the cross-complaint, if decided adversely to the Company, could severely impact or prohibit entirely the Company's acquisition of Avanza and/or require the Company to pay damages to Avanza. In addition, regardless of the outcome of the lawsuit, the Company has incurred significant expenses in connection with such litigation and could be required to incur additional expense in the future.

     Berlex

     In June 1988, Berlex Laboratories, Inc. ("Berlex") filed a number of related actions in the Superior Court of New Jersey, the United States District Court for the District of New Jersey, the United States District Court for the District of Delaware, the United States District Court for the District of Massachusetts, and the United States District Court for the District of the Virgin Islands. Defendants in those actions are Cooper Holdings, Inc., CDC, The Cooper Companies, Inc. ("TCC"), Cooper Life Sciences, Inc. ("CLS"), The First National Bank of Boston (the "Trustee"), solely in its capacity as Trustee to the Cooper Laboratories, Inc. Liquidating Trust (the "Trust"), Parker G. Montgomery, A. Kenneth Nilsson and Charles Crocker, Dr. Robert Jamplis, The Estate of Hugh K. Foster, Theodore H. Kruttschnitt, John Doe Directors of Cooper Holdings, Inc., and other individual and corporate defendants.

     By these actions, Berlex is seeking to force CDC, CLS and TCC, the Trustee and the various individual defendants to ensure that Berlex will be indemnified, if the need for indemnification should arise, with regard to Diethylstilbestrol ("DES") claims and environmental problems that could possibly arise at the Virgin Islands and Cedar Knolls facilities sold to Berlex by Cooper Laboratories, Inc. ("Labs"), in 1979 along with certain assets of Labs' internal medicine business.

     In November 1991, the parties settled the environmental claims related to the Cedar Knolls facility. In January 1992, the parties settled all remaining aspects of the litigation, which included both the DES and Virgin Islands issues. However, before the terms of the agreement could be effected, the Trust filed for protection under Chapter 7 of the U.S. Bankruptcy Code, and, as a result, the January 1992 settlement agreement became void ab initio. However, the Trust's filing did not affect the November 1991 agreement. Pursuant to the automatic stay provision of the U.S. Bankruptcy Code, the Berlex action has been stayed. Neither the November 1991 settlement agreement with Berlex nor the January 1992 agreement that became void required a financial contribution by the Company.

     All claims against CDC asserted by Berlex in this matter are derivative of the liability asserted against the Trust. The Company intends to vigorously defend itself against any and all claims.

     DES Litigation

     CDC is involved in a group of product liability actions relating to DES for which CDC is indemnifying its former parent, Labs, since its liquidation in 1985. Actions are currently pending in state and federal courts in several states. The plaintiffs in these actions are suing alleged predecessors of Labs and, in most cases, numerous other defendants for alleged injuries resulting from the ingestion of DES during pregnancy. The plaintiffs in substantially all of these cases are unable to specifically identify the manufacturer of the DES ingested and assert claims against many manufacturers of DES based on various concert of action or market share theories of liability. Labs' potential exposure in the majority of individual cases is generally quite low since the combined market share of the manufacturers for whom Labs may have assumed liability is approximately 1-4%. There is one case where specific identification may render market share liability inapplicable. The ultimate exposure in this case is undetermined at this time.

     During fiscal 1992 the majority of pending DES cases were settled. Since the Trust filed for protection under Chapter 7 of the U.S. Bankruptcy Code, in June 1992, all remaining DES actions were stayed as against the Trust pursuant to the automatic stay provision of the U.S. Bankruptcy Code. The Company continuously evaluates its exposure from DES claims in relation to unsettled cases and claim settlements and believes that the estimated liability for claims recorded in its financial statements as of October 31, 1994 is sufficient to satisfy its claim obligations. The Company has also initiated legal action to obtain reimbursement from insurers, however, it is not possible to predict the outcome of these efforts. See Note 12 of Notes to Consolidated Financial Statements in Item 8.

     Friedman Litigation

     In October 1992, an action was filed by CDC against George Friedman, Robert
J. Ruttenberg, Peter J. Mansbach, Florence Mansbach, Estate of Leah F. Mansbach, Eric J. Friedman 1988 Trust, Alex Ruttenberg Trust, Julie Ruttenberg Trust and Aurora Management Corporation in the United States District Court for the Southern District of New York. The complaint alleged that Mr. Friedman breached fiduciary duties and duties of loyalty, good faith and fair dealing to CDC; that he unlawfully interfered with and misappropriated business opportunities which he was obligated to acquire for CDC and the Gryphon Associates partnership; that he breached his obligations and duties of loyalty, good faith and fair dealing under a management agreement he entered into with Gryphon Associates; that he breached his obligations under the Gryphon partnership agreement; that he made materially false and misleading statements to CDC regarding a business opportunity involving the marketing and sale of cosmetics and toiletries and that CDC relied on and was injured as a result of those misrepresentations and omission; that he misappropriated for himself and other defendants a substantial percentage of CDC's interest in the Gryphon Development partnership; and that he engaged in unfair trade practices as defined in Section 349 of New York's General Business Law.

     The complaint demanded that constructive trusts be imposed on the proceeds of Mr. Friedman's and the other defendants' interests in Gryphon Development. CDC also demanded an accounting for the profits realized by Mr. Friedman and the other defendants and compensatory damages in excess of $31 million and punitive damages of $50 million.

     Although the Company maintains that the claims it brought against Mr. Friedman are valid, the New York Courts determined that a memorandum which Mr. Friedman required the Company to execute before it could receive any return on its investment in a joint venture, prevents the Company from pursuing the remainder of the funds the Company has claimed it is entitled to pursuant to the venture. Mr. Friedmans motion for summary judgment dismissing the complaint was granted despite the Companys continued protest that the memorandum was executed under coercion and duress. All reasonable avenues of appeal have been exhausted and the Company has reserved for appropriate legal expenses.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded over-the-counter and quoted as part of the NASDAQ National Market System. The Company has not paid cash dividends since the initial public offering of its common stock in August 1983, and the Company anticipates that for the foreseeable future any earnings will be retained for use in its business and no cash dividends will be paid on its common stock.

     At December 14, 1994, there were 5,778 stockholders of record. The other information called for by this item is set forth in Note 16 of Notes to Consolidated Financial Statements in Item 8.

ITEM 6. SELECTED FINANCIAL DATA

     As noted in Item 1, Recent Developments, the Company sold substantially all of the assets of its wholly owned subsidiary Revo. The sale of the Revo assets has been accounted for as discontinued operations, and, accordingly, the accompanying financial highlights have been restated so as to segregate the net assets of and the net income (loss) from discontinued operations.

     The discussions regarding business acquisitions and dispositions in Notes 7 and 8 of Notes to Consolidated Financial Statements in Item 8 are incorporated herein by reference.

                        FIVE YEAR FINANCIAL HIGHLIGHTS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        FISCAL YEARS ENDED OCTOBER 31,
                                                              ------------------------------------------------
SUMMARY OF CONSOLIDATED OPERATIONS                              1994      1993      1992      1991      1990
- ----------------------------------                              ----      ----      ----      ----      ----
Net sales                                                     $20,078   $17,937   $16,308   $ 6,217   $ 3,932
Cost of sales                                                   9,659     7,446     6,559     2,343     1,158
                                                              -------   -------   -------   -------   -------
Gross profit                                                   10,419    10,491     9,749     3,874     2,774
                                                              -------   -------   -------   -------   -------
Research and development expenses                                 729       467       533       327       325
Selling, general and administrative expenses                   17,500    15,084    12,000     5,409     5,520
Amortization of intangible assets (1)                             352       274     2,687     2,504     2,425
                                                              -------   -------   -------   -------   -------
Operating loss                                                 (8,162)   (5,334)   (5,471)   (4,366)   (5,496)
Gain on sale of limited partnership interest (2)                    -         -         -    18,340         -
Loss on sale of TCC Preferred Stock (3)                             -         -         -         -    (1,839)
Equity in net loss of limited partnership interest                  -         -         -         -      (550)
Dividend income on TCC Preferred Stock (4)                          -         -         -         -       653
Interest income                                                   550        53       223       576       377
Interest expense                                                 (333)     (262)      (76)      (87)      (91)
Other income (expense), net (5)                                (1,293)     (459)      (60)   (1,245)     (125)
                                                              -------   -------   -------   -------   -------
Income (loss) from continuing operations before
 income taxes and extraordinary item                           (9,238)   (6,002)   (5,384)   13,218    (7,071)
Provision for income tax benefit (expense) (6)                  1,015       (65)      (86)   (6,523)    1,418
                                                              -------   -------   -------   -------   -------
Income (loss) from continuing operations before
 extraordinary item                                            (8,223)   (6,067)   (5,470)    6,695    (5,653)
Discontinued operations (7):
 Loss from operations (net of tax benefits
  of $695 in 1994)                                             (1,000)   (1,023)     (199)   (1,236)   (3,578)
 Gain on sale of operations (net of taxes of
  $1,935 in 1994)                                              16,850         -         -         -         -
                                                              -------   -------   -------   -------   -------
Income (loss) from discontinued operations                     15,850    (1,023)     (199)   (1,236)   (3,578)
Extraordinary item (8)                                              -         -         -     4,365         -
                                                              -------   -------   -------   -------   -------
Net income (loss)                                             $ 7,627   $(7,090)  $(5,669)  $ 9,824   $(9,231)
                                                              =======   =======   =======   =======   =======

Net income (loss) per share before extraordinary
 item - primary:
  Continuing operations                                       $ (2.27)  $ (2.00)  $ (2.26)  $  2.19   $ (1.73)
  Discontinued operations                                        4.37     ( .34)    ( .08)    ( .40)    (1.10)
Extraordinary item (8)                                              -         -         -      1.42         -
                                                              -------   -------   -------   -------   -------
Net income (loss) per share - primary                         $  2.10   $ (2.34)  $ (2.34)  $  3.21   $ (2.83)
                                                              =======   =======   =======   =======   =======

Net income (loss) per share before extraordinary
 item - fully diluted:
  Continuing operations                                       $ (1.57)  $ (2.00)  $ (2.26)  $  2.19   $ (1.73)
  Discontinued operations                                        3.12     ( .34)    ( .08)    ( .40)    (1.10)
Extraordinary item (8)                                              -         -         -      1.42         -
                                                              -------   -------   -------   -------   -------
Net income (loss) per share - fully diluted                   $  1.55   $ (2.34)  $ (2.34)  $  3.21   $ (2.83)
                                                              =======   =======   =======   =======   =======

Average number of shares outstanding - primary                  3,629     3,033     2,420     3,058     3,258
                                                              =======   =======   =======   =======   =======
Average number of shares outstanding - fully diluted            5,086     3,033     2,420     3,058     3,258
                                                              =======   =======   =======   =======   =======

____________________________________________
See page 10 for explanatory notes.

                        FIVE YEAR FINANCIAL HIGHLIGHTS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       FISCAL YEARS ENDED OCTOBER 31,
                                                -------------------------------------------
SUMMARY OF CONSOLIDATED FINANCIAL POSITION       1994     1993     1992     1991     1990
- ------------------------------------------       ----     ----     ----     ----     ----
Current assets                                  $22,858  $10,486  $10,240  $13,482  $ 8,956
Property, plant and equipment, net                2,734    1,248    1,099      963      956
Intangible assets, net                            4,835    4,982    5,216    8,419    4,868
Other assets                                        501      308      186      158      108
Net assets discontinued operations (7)                -    4,225    4,997    4,524    4,400
                                                -------  -------  -------  -------  -------
Total assets                                    $30,928  $21,249  $21,738  $27,546  $19,288
                                                =======  =======  =======  =======  =======

Current liabilities                             $19,915  $16,988  $ 7,832  $ 6,772  $ 6,192
Other long-term liabilities                       2,189    3,073    7,515    8,729    6,137
                                                -------  -------  -------  -------  -------
Total liabilities                                22,104   20,061   15,347   15,501   12,329
Stockholders' equity (9)                          8,824    1,188    6,391   12,045    6,959
                                                -------  -------  -------  -------  -------
Total liabilities and stockholders' equity      $30,928  $21,249  $21,738  $27,546  $19,288
                                                =======  =======  =======  =======  =======

Book value per share (9)                        $  2.43  $   .33  $  2.64  $  4.97  $  2.13
                                                =======  =======  =======  =======  =======

_______________________
(1) In fiscal 1992 and in fiscal 1990 the periods over which certain intangibles were being amortized was reevaluated.

(2) Sale of limited partnership interest to Limited Direct Associates, L.P. for $18,750,000 resulting in a gain on sale, net of certain expenses, of $18,340,000 or $6.00 per share.

(3) Reflects the final Stock Purchase Agreement with TCC for the sale of 183,591 shares of TCC Preferred Stock.

(4) Represents the estimated value of TCC Preferred Stock received as dividends.

(5) Fiscal 1994 includes an expense of $575,000 related to certain litigation and settlement costs, a reserve of $537,000 for stock and options pertaining to a potential acquisition and an expense of $206,000 related to a change in estimated liability for certain environmental clean up costs. Fiscal 1991 includes an expense of $1,222,000 related to a change in the estimated liability for certain product liability claims. See Notes 12 and 20 of Notes to Consolidated Financial Statements in Item 8.

(6) Fiscal 1990 includes a federal income tax benefit of $1,500,000 resulting from the reversal of certain tax accruals no longer considered necessary.

(7)  Includes net sales from             1994    1993     1992     1991    1990
     discontinued operations             ----    ----     ----     ----    ----
     as follows (in thousands):        $3,110  $18,462  $15,702  $10,085  $7,604
     See Note 8 of Notes to Consolidated Financial Statements in Item 8.

(8)  Reflects utilization of net capital loss carryforwards in 1991.

(9) Fiscal 1993 reflects a net increase of $2,144,000 from the April 1993 sale of 1,209,792 shares pursuant to the Rights Offering. Fiscal 1994 through 1991 reflects the August 1991 reduction of 837,940 shares of common stock acquired at a cost of $4,609,000. (Book value per share is calculated based upon shares outstanding at the end of the year.) See Notes 3 and 18 of Notes to Consolidated Financial Statements in Item 8.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        On January 28, 1994, the Company sold substantially all of the assets and the buyer of such assets assumed substantially all of the liabilities of its subsidiary, Revo, Inc. The results of the Company have been restated so as to segregate the discontinued operations from continuing operations. The management discussion that follows pertains to the Company's continuing operations.

     1994 Compared with 1993

     Net sales for fiscal 1994 increased $2,141,000 over the prior year period. The increase is primarily due to higher sales of the Company's Italian subsidiary. These increases were partially offset by lower sales of its antiviral product.

     Gross profit margin on net sales was $10,419,000 or 52% in fiscal 1994 as compared to $10,491,000 or 58% for fiscal 1993. The gross profit margin decrease is attributable to increased reserves and returns for certain Cabot products that were or are to be discontinued.

     Selling, general and administrative expenses increased $2,416,000. Such increases are primarily due to higher selling costs ($822,000), higher advertising costs ($512,000) and higher general and administrative expenses ($1,082,000).

     Interest income increased $497,000 over the prior year as a result of investments of the proceeds from the sale of Revo.

     Interest expense increased $71,000 over the comparable period in 1993 due to higher average borrowing levels.

     Other expense, net for fiscal 1994 increased by $834,000 over the prior year. Fiscal 1994 includes a reserve of $537,000 for stock and options pertaining to a potential acquisition, one-time expenses of $575,000 related to certain litigation and settlement costs, and an expense of $206,000 related to a change in estimated liability for certain environmental clean-up costs. These expenses were partially offset by a gain of $131,000 related to the sale of substantially all of the assets of the Bahamas facility, and $194,000 of distribution service fee revenue. Other expense, net for fiscal 1993 includes an expense of $589,000 related to a change in estimated liability for certain environmental clean-up costs of previously owned property partially offset by a gain of $250,000 from the sale of the rights to Alpha-1 Antitrypsin.

     1993 Compared with 1992

     The Company had net sales in fiscal 1993 of $17,937,000, increasing $1,629,000 over the prior year due to higher skin care sales ($1,858,000) primarily due to new product introductions and the inclusion for a full fiscal year of sales from CCSA ($1,801,000 versus $819,000), which was acquired in May 1992. These increases were partially offset by lower antiviral sales.

     Gross profit on net sales was $10,491,000 or 58% in fiscal 1993 as compared to $9,749,000 or 60% in fiscal 1992. The decrease in gross profit is primarily due to product mix.

     Selling, general and administrative expenses increased $3,084,000 over the prior year principally due to higher selling, marketing and financial and administrative costs primarily as a result of personnel additions, higher advertising costs and the inclusion of a full year of selling, general and administrative expenses for CCSA.

     Amortization of intangible assets in fiscal 1993 decreased over fiscal 1992 due to intangible assets for certain international subsidiaries being fully amortized as of the end of fiscal 1992.

     Other income (expense) includes, among other items, an expense of $589,000 related to a change in the estimated liability for certain environmental cleanup costs of one of the Company's former properties.

     Inflation and Changing Prices

     The Company has not been materially affected by inflation.

CAPITAL RESOURCES AND LIQUIDITY

     The Company has experienced operating cash flow deficiencies for a number of years and has relied upon asset sales and financing from stockholders to fund liquidity needs. At October 31, 1994, current assets exceeded current liabilities by $2,943,000 and cash required by continuing operations was $7,511,000 for the fiscal year then ended.

     Accounts receivable net of allowances increased $1,803,000 over the prior year primarily due to higher sales generated in the three months ended October 31, 1994. Sales increased $1,686,000 or 41% over the same period a year ago primarily due to increases in distribution and new product introductions.

     Inventories increased $1,928,000 over the prior year primarily due to increases in finished goods and raw materials for new products.

     As noted above in Item 1, a $1,000,000 note incurred in conjunction with the acquisition of CDSA is due on April 27, 1995.

     The Company expects a continuing deficiency in cash generated from operations in fiscal 1995. The Company plans to use the cash obtained from the sale of the Revo assets, as described above, to fund its short and long term liquidity and capital expenditure requirements. In addition, the Company is considering various alternatives, including but not limited to, acquiring certain product lines or businesses, which may require the Company to raise additional financing from stockholders, financial institutions or other sources. No assurances can be given that the Company will obtain financing on terms acceptable to the Company.

     As discussed in Item 3, the Company has incurred significant expense in connection with the ongoing legal challenges to Avanza's actions and the Company's attempt to acquire Avanza and could be required to incur additional expense in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  COOPER DEVELOPMENT COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                FISCAL YEARS ENDED OCTOBER 31,
                                                                -----------------------------
                                                                    1994      1993      1992
                                                                    ----      ----      ----
Net sales                                                         $20,078   $17,937   $16,308
Cost of sales                                                       9,659     7,446     6,559
                                                                  -------   -------   -------
Gross profit                                                       10,419    10,491     9,749
                                                                  -------   -------   -------

Research and development expenses                                     729       467       533
Selling, general and administrative expenses                       17,500    15,084    12,000
Amortization of intangible assets                                     352       274     2,687
                                                                  -------   -------   -------

Operating loss                                                     (8,162)   (5,334)   (5,471)

Interest income                                                       550        53       223
Interest expense                                                     (333)     (262)      (76)
Other expense, net                                                 (1,293)     (459)      (60)
                                                                  -------   -------   -------
Loss from continuing operations before
income taxes                                                       (9,238)   (6,002)   (5,384)
Provision for income tax benefit (expense)                          1,015       (65)      (86)
                                                                  -------   -------   -------
Loss from continuing operations                                    (8,223)   (6,067)   (5,470)
                                                                  -------   -------   -------
Discontinued operations:
 Loss from operations (net of tax
  benefits of $695 in 1994)                                        (1,000)   (1,023)     (199)
 Gain on sale of operations (net of taxes
  of $1,935 in 1994)                                               16,850         -         -
                                                                  -------   -------   -------

Income (loss) from discontinued operations                         15,850    (1,023)     (199)
                                                                  -------   -------   -------

Net income (loss)                                                 $ 7,627   $(7,090)  $(5,669)
                                                                  =======   =======   =======

Net income (loss) per share - primary:
 Continuing operations                                            $ (2.27)  $ (2.00)  $ (2.26)
 Discontinued operations                                             4.37      (.34)     (.08)
                                                                  -------   -------   -------
Net income (loss) per share - primary                             $  2.10   $ (2.34)   $(2.34)
                                                                  =======   =======   =======
Net income (loss) per share - fully diluted:
 Continuing operations                                            $ (1.57)  $ (2.00)  $ (2.26)
 Discontinued operations                                             3.12      (.34)     (.08)
                                                                  -------   -------   -------
Net income (loss) per share - fully diluted                       $  1.55   $ (2.34)  $ (2.34)
                                                                  =======   =======   =======

Average number of shares outstanding - primary                      3,629     3,033     2,420
                                                                  =======   =======   =======
Average number of shares outstanding - fully diluted                5,086     3,033     2,420
                                                                  =======   =======   =======

          See accompanying notes to consolidated financial statements.

                  COOPER DEVELOPMENT COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                OCTOBER 31,
                                                          ----------------------
                                                              1994        1993
                                                              ----        ----
               ASSETS

Current assets:
 Cash and cash equivalents                                  $ 12,286   $  2,290
 Restricted cash                                                   -      1,121
 Accounts receivable, net of allowance of $981
  and $579 in 1994 and 1993, respectively                      4,374      2,571
 Other receivables                                               407        617
 Inventories                                                   5,482      3,554
 Prepaid expenses                                                309        333
 Net assets of discontinued operations                             -      4,225
                                                            --------   --------
   Total current assets                                       22,858     14,711

Property, plant and equipment at cost, net                     2,734      1,248
Intangible assets, net of accumulated amortization of
 $966 and $614 in 1994 and 1993, respectively:
  Trademarks, tradenames and licenses                            112        105
  Excess cost over net assets acquired                         4,723      4,877
Other assets                                                     501        308
                                                            --------   --------
                                                            $ 30,928   $ 21,249
                                                            ========   ========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Short-term borrowings                                      $  1,000   $  1,300
 Notes payable to related parties                              2,948      2,948
 Accounts payable                                              3,856      2,968
 Accrued expenses                                              5,822      4,868
 Tax liabilities                                               6,289      4,904
                                                            --------   --------
   Total current liabilities                                  19,915     16,988

Other long-term liabilities                                    2,189      3,073
                                                            --------   --------
   Total liabilities                                          22,104     20,061
                                                            --------   --------

Stockholders' equity:
 Preferred stock, $.10 par value; 10,000,000
  shares authorized; none issued                                   -          -
 Common stock, $.10 par value; 10,000,000
  shares authorized; 4,470,546 shares
  issued; 3,629,376 shares outstanding                           447        447
 Additional paid-in capital                                   68,580     68,580
 Foreign currency translation adjustments                        341        286
 Accumulated deficit                                         (55,777)   (63,404)
 Cost of 841,170 shares held in treasury                      (4,662)    (4,662)
 Unrealized loss on marketable securities                       (105)       (59)
                                                            --------   --------
   Total stockholders' equity                                  8,824      1,188
                                                            --------   --------
Commitments and contingencies
                                                            $ 30,928   $ 21,249
                                                            ========   ========

          See accompanying notes to consolidated financial statements.

                  COOPER DEVELOPMENT COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                             FISCAL YEARS ENDED OCTOBER 31,
                                                                                            --------------------------------
                                                                                              1994        1993       1992
                                                                                              ----        ----       ----
Cash flows from operating activities:
 Net loss from continuing operating activites:                                               $(8,223)   $(6,067)   $(5,470)
 Adjustments to reconcile net loss to net cash
  used by continuing operating activities:
  Depreciation and amortization                                                                  786        649      2,933
  Valuation adjustment on Avanza stock and options                                               537          -          -
  Other                                                                                          (99)      (389)        15
  Changes in assets and liabilities, net of effects from
   acquisitions:
   Restricted cash                                                                             1,121        307        261
   Accounts receivable                                                                        (1,803)       474       (624)
   Other receivables                                                                             231      1,044       (532)
   Inventories                                                                                (1,928)      (138)      (713)
   Prepaid expenses                                                                               30        (92)        31
   Other assets                                                                                 (139)         -          4
   Accounts payable and accrued expenses                                                       1,948      1,152        252
   Tax liabilities                                                                                28          -          -
   Other long-term liabilities                                                                     -          -         43
                                                                                             -------    -------    -------
   Net cash used by continuing operating activities                                           (7,511)    (3,060)    (3,800)
   Net cash used by discontinued operating activities                                         (2,270)      (249)      (674)
                                                                                             -------    -------    -------
    Net cash used by operating activities                                                     (9,781)    (3,309)    (4,474)
                                                                                             -------    -------    -------

Cash flows from investing activities:
 Proceeds from sale of discontinued operations                                                 22,521         -         -
 Proceeds from sale of fixed assets and intangible assets                                         259        17         2
 Purchase of fixed and intangible assets                                                         (930)     (571)     (301)
 Purchase Avanza common stock and options                                                        (637)        -         -
 Advances made to Cooper Development S.A. ("CDSA")                                                  -         -      (518)
 Cash acquired in CDSA transaction, net of amounts disbursed                                      731         -         -
 Collection of loan to CDSA                                                                         -         -         9
 Cash acquired in purchase of Cooper Cosmetics S.A.                                                 -         -       476
                                                                                              -------   -------   -------
    Net cash provided (used) by investing activities                                           21,944      (554)     (332)
                                                                                              -------   -------   -------

Cash flows from financing activities:
 Borrowings from related parties, net of stock purchases                                            -     2,948         -
 Net proceeds from sale of common stock                                                             -     2,144         -
 Net borrowings (payments) from short-term notes                                               (1,300)      150       350
 Payments of other long-term liabilities                                                         (867)     (200)   (1,290)
                                                                                              -------   -------   -------
    Net cash provided (used) by financing activities                                           (2,167)    5,042      (940)
                                                                                              -------   -------   -------

Net increase (decrease) in cash and cash equivalents                                            9,996     1,179    (5,746)
Cash and cash equivalents, beginning of year                                                    2,290     1,111     6,857
                                                                                              -------   -------   -------
Cash and cash equivalents, end of year                                                        $12,286   $ 2,290   $ 1,111
                                                                                              =======   =======   =======

          See accompanying notes to consolidated financial statements.

                  COOPER DEVELOPMENT COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                       FISCAL YEARS ENDED OCTOBER 31, 1994, 1993 AND 1992
                             ------------------------------------------------------------------------------------------------------

                                COMMON STOCK                                                              UNREALIZED
                                ------------      ADDITIONAL                                               LOSS ON
                                         PAR       PAID-IN      TRANSLATION    ACCUMULATED    TREASURY    MARKETABLE
                             SHARES     VALUE      CAPITAL      ADJUSTMENT       DEFICIT        STOCK     SECURITIES    TOTAL
                             ------     -----      -------      ----------       -------        -----     ----------    -----
BALANCE OCTOBER 31, 1991       3,261    $ 326      $66,557          $469        $(50,645)     $(4,662)      $   -      $12,045
 Net loss                          -        -            -             -          (5,669)           -           -       (5,669)
 Aggregate translation
  adjustment                       -        -            -            15               -            -           -           15
                               -----    -----      -------         -----        --------      -------       -----      -------
BALANCE OCTOBER 31, 1992       3,261      326       66,557           484         (56,314)      (4,662)          -        6,391
 Net loss                          -        -            -             -          (7,090)           -           -       (7,090)
 Proceeds from rights
  offering net of offering
  costs                        1,210      121        2,023             -               -            -           -        2,144
 Aggregate translation
  adjustment                       -        -            -          (198)              -            -           -         (198)
 Valuation adjustment              -        -            -             -               -            -         (59)         (59)
                               -----    -----      -------         -----        --------      -------       -----      -------
BALANCE OCTOBER 31, 1993       4,471      447       68,580           286         (63,404)      (4,662)        (59)       1,188
 Net Income                        -        -            -             -           7,627            -           -        7,627
 Aggregate translation
  adjustment                       -        -            -            55               -            -           -           55
 Valuation adjustment              -        -            -             -               -            -         (46)         (46)
                               -----    -----      -------         -----        --------      -------       -----      -------
BALANCE OCTOBER 31, 1994       4,471    $ 447      $68,580          $341        $(55,777)     $(4,662)      $(105)     $ 8,824
                               =====    =====      =======         =====        ========      =======       =====      =======

          See accompanying notes to consolidated financial statements.

                  COOPER DEVELOPMENT COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The consolidated financial statements include the accounts of Cooper Development Company (the "Company" or "CDC") and its wholly owned subsidiaries. All material intercompany transactions and accounts are eliminated in consolidation.

       CDC was a wholly owned subsidiary of Cooper Laboratories, Inc. ("Labs") prior to the consummation of an initial public offering of its common stock in August 1983. Pursuant to a plan of liquidation, Labs distributed its shares of the Company's common stock to Labs' stockholders in June 1985. CDC is a Delaware corporation and was incorporated in April, 1980. The Company continues to fulfill certain obligations pursuant to agreements with Labs and certain of Labs' former affiliates with regard to tax, legal and environmental issues.

       Depreciation is computed principally on the straight-line method in amounts sufficient to write-off the cost of depreciable assets over their estimated useful lives ranging from 3 to 8 years. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the related lease term.

       Income taxes: In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, Statement 109 requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       Effective November 1, 1993, the Company adopted Statement 109. There is no cumulative effect of a change in the method of accounting for income taxes because the Company reported a valuation allowance for the entire amount of deferred tax assets as of November 1, 1993.

       Pursuant to the deferred method under APB Opinion 11, which was applied in 1993 and prior years, deferred income taxes are recognized for income and expense items that are reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the year of the calculation. Under the deferred method, deferred taxes are not adjusted for subsequent changes in tax rates.

       Foreign currency translation: Assets and liabilities of the Company's operations located outside the United States are generally translated at prevailing year-end rates of exchange, and income and expense accounts are generally translated at weighted average rates for each year. Foreign exchange translation gains (losses) are recorded in the stockholders' equity section of the consolidated balance sheets. Transaction gains and losses are included in the determination of net income (loss) for each period.

       Inventories are stated at the lower of cost, determined on a first-in, first-out or average cost basis, or market.

       Intangible assets are amortized on a straight-line basis over their estimated useful lives which range from 2 to 20 years. Management assesses the carrying value of intangible assets

                  COOPER DEVELOPMENT COMPANY AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED)

annually by reference to the operating performance of companies acquired and future cash flows. An impairment reserve, if any, is recorded at such time as the Company believes that the carrying value of the asset will not be fully realized during its amortization period (see Note 7).

       Net income (loss) per share primary is determined using the weighted average number of common shares outstanding during the respective periods.

       Net income (loss) per share fully diluted is determined using the weighted average number of common shares outstanding plus additional common shares that may arise from convertible debt.

       Cash equivalents consist of liquid investments with maturities of three months or less at the time of purchase.

NOTE 2. INVENTORIES

       Inventories valued at cost as of October 31, 1994 and 1993, consist of the following (in thousands):

                                               1994     1993
                                               ----     ----
                   Raw materials              $2,389   $1,647
                   Work-in-process                23      169
                   Finished goods              3,507    1,896
                                              ------   ------
                                               5,919    3,712
                   Less inventory reserves      (437)    (158)
                                              ------   ------
                                              $5,482   $3,554
                                              ======   ======

NOTE 3. ISSUANCE OF COMMON STOCK RIGHTS/SALE OF COMMON STOCK

       On February 16, 1993, the Company distributed to holders of record of its common stock, one non-transferable right to purchase a share of its common stock for each two shares of common stock held by such holders. The exercise price of the rights was $1.902, and the rights expired on April 23, 1993. An aggregate of 1,209,792 shares of common stock were offered and sold to the Company's stockholders pursuant to the Rights Offering. The proceeds from the Rights Offering were $2,144,000, net of $157,000 of offering expenses.

Note 4. Transactions with Related Parties

       The Company entered into a Note Purchase Agreement (the "1992 Note Purchase Agreement") as of December 11, 1992, with Mr. Montgomery, its Chairman of the Board and President, and Mr. Kruttschnitt, a Director, to finance current operations. The 1992 Note Purchase Agreement provided for the sale and issuance of senior notes in an aggregate principal amount of up to $1,373,305. The notes bear interest at 8% and are due on demand. The 1992 Note Purchase Agreement provided for the payment of a loan fee of 1% of the principal amount of each note to the purchaser of each note. The Company sold notes with an aggregate principal amount of $1,373,305 pursuant to the 1992 Note Purchase Agreement.

       On February 24, 1993, the Company entered into a Note Purchase Agreement (the "February 1993 Note Purchase Agreement") with Mr. Montgomery and Mr. Kruttschnitt. The February 1993 Note Purchase Agreement provided for the sale and issuance of senior notes in the aggregate principal amount of up to $1,651,175. The notes bear interest at 8% and are due on demand. The February 1993 Note Purchase Agreement provided for the payment of a loan fee of 1% of the principal amount of each note to the purchaser of the note. The Company sold notes with an aggregate principal amount of $1,651,175 pursuant to the February 1993 Note Purchase Agreement.

                  COOPER DEVELOPMENT COMPANY AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED)

       On April 30, 1993, Mr. Kruttschnitt and Mr. Montgomery applied an aggregate of $2,051,902 principal amount of notes issued pursuant to the 1992 and February 1993 Note Purchase Agreements towards the purchase of an aggregate of 1,078,813 shares of common stock in the Rights Offering described above in
Note 3.

       On May 28, 1993, the Company sold Mr. Kruttschnitt a note in the principal amount of $169,670 pursuant to a Note Purchase Agreement dated as of May 28, 1993 (the "May 1993 Note Purchase Agreement"). This note bears interest at 8% and is due on demand. Pursuant to Note Purchase Agreements dated October 15, 1993 and October 29, 1993 ("the October Note Purchase Agreements"), the Company sold an additional $902,925 principal amount of promissory notes to each of Messrs. Kruttschnitt and Montgomery. The notes bear interest at 8% per annum and are due on demand no earlier than January 31, 1994. The October Note Purchase Agreements and the May 1993 Note Purchase Agreement provide for the payment of a loan fee of 1% of the principal amount of each note to the purchaser of each note.

       As of October 31, 1994, each of Messrs. Kruttschnitt and Montgomery held notes with an aggregate principal amount of $1,474,049 purchased pursuant to Note Purchase Agreements dated December 11, 1992, February 24, 1993, May 28, 1993, October 15, 1993 and October 29, 1993. These notes are convertible at the holder's option into shares of the Company's common stock at a price ranging from $2.00 to $2.0625 per share.

NOTE 5. LICENSE AGREEMENT

       On January 20, 1993, the Company transferred its rights to Alpha-1 Antitrypsin ("AAT"), a pharmaceutical product under development, to Chiron Corporation. Under the terms of the agreement, the Company received $250,000 and is entitled to royalty payments on net sales, if any, of the licensed product. The product is still under development.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

       A summary of property, plant and equipment as of October 31, 1994 and 1993 follows (in thousands):

                                         1994      1993
                                         ----      ----
       Machinery and equipment           $ 1,892   $ 1,333
       Building and improvements           1,275       886
       Leasehold improvements                 89        81
       Land                                  887         N
                                         -------   -------
                                           4,143     2,300
       Less: Accumulated depreciation     (1,409)   (1,052)
                                         -------   -------
                                         $ 2,734   $ 1,248
                                         =======   =======

       Depreciation expense amounted to $434,000, $375,000, and $246,000 for the fiscal years ended October 31, 1994, 1993 and 1992, respectively. Included above is $1,505,000 of property and land held by CDSA which the Company intends to sell (see Note 7).

NOTE 7. ACQUISITIONS AND INTANGIBLE ASSETS

       In January 1992, the Company and The First National Bank of Boston, as Trustee for the Cooper Laboratories, Inc. Stockholders' Liquidating Trust ("Trust"), entered into a Stock Purchase Agreement ("Stock Purchase Agreement") pursuant to which the Company agreed to purchase Cooper Development S.A. ("CDSA"), a Swiss corporation, from the Trust. The closing of the Stock Purchase Agreement, as well as a related settlement agreement, was subject to various conditions, including receipt by the Trust of approval from the Delaware Chancery Court (the "Court"). The Chairman of the Board and President of the Company was a director of CDSA until August 13, 1992, and had provided consulting services to CDSA in relation to its real estate investments in France. In anticipation of this transaction, in November 1991, the Company

                  COOPER DEVELOPMENT COMPANY AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED)

loaned $500,000 to CDSA. The promissory note bore interest at 7.5% and was secured by a pledge of all of the outstanding capital stock of CDSA's subsidiary, Cooper Cosmetics S.A. ("CCSA"), a Swiss skin care products company.

     In March 1992, the Trust decided to postpone indefinitely its efforts to obtain approval of the transaction from the Court, thereby eliminating any possibility that the transaction could close within the time period contemplated by the Stock Purchase Agreement. As a result of the Trust's decision, the Company formally terminated the Stock Purchase Agreement in April 1992. The Company also exercised its surviving right under the Stock Purchase Agreement to acquire the outstanding capital stock of CCSA in consideration for the cancellation of the $500,000 promissory note and a related $16,000 accrued interest receivable, and the assumption of certain contingent liabilities of CDSA related to the business of CCSA. Such contingency amounted to approximately $663,000 and $650,000 as of October 31, 1994 and 1993 respectively. This amount has not been accrued as it becomes an obligation of CDC only upon the termination by CCSA of a certain distributor agreement. CCSA does not intend to terminate this agreement. The acquisition of CCSA has been accounted for using purchase accounting, and operating results of CCSA have been included in the Company's consolidated statements of operations from May 1, 1992, the date of acquisition. The Company recorded goodwill of approximately $274,000 related to the acquisition, which will be amortized over the expected useful life of 20 years.

     Pursuant to a Stock Purchase Agreement, dated as of March 17, 1994, as amended (the "Second Stock Purchase Agreement"), entered into between the Company and Michael B. Joseph, as Chapter 7 Trustee (the "Trustee") of the Trust, the Company, on April 27, 1994, acquired from the Trustee all of the outstanding capital stock of CDSA for $3,250,000. The purchase price was paid as follows: $2,250,000 in cash at the closing, and the balance through the delivery of a non-interest bearing promissory note, in the aggregate principal amount of $1,000,000, due April 27, 1995 (the "Note"), and secured by a letter of credit. As part of the Second Stock Purchase Agreement, the Trust has agreed to cooperate and work with the Company regarding certain outstanding legal matters, specifically pursuing recoveries from insurers related to environmental and DES obligations of the Company.

     CDSA is the former parent of CCSA, which was acquired by the Company in March 1992 and CCSA has continued since that time to provide administrative services to CDSA. CDSA, whose assets consisted principally of cash ($2,900,000 at acquisition), also owns undeveloped real estate in Mougins, France (see Note
6). As part of the transaction, the Company also assumed certain income tax liabilities. These tax liabilities are partially covered by bank guarantees which are secured by compensating cash balances of approximately $330,000. The acquisition of CDSA has been accounted for using purchase accounting. The operating results, which are relatively insignificant, have been included in the consolidated statement of operations from April 27, 1994, the date of acquisition.

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

                  COOPER DEVELOPMENT COMPANY AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED)

NOTE 8. DISCONTINUED OPERATIONS

       On November 2, 1993, pursuant to a Purchase and Sale Agreement, the Company entered into a definitive agreement with Bausch & Lomb Incorporated ("B&L") to sell substantially all of the assets of the Revo sunglass business for $22,500,000. Pursuant to a Loan Agreement dated November 2, 1993, the Company borrowed $5,000,000 from B&L. The consummation of the transaction contemplated by the Purchase and Sale Agreement occurred on January 28, 1994, and the Company received $22,521,000, of which $17,521,000 was paid in cash and $5,000,000 was paid through cancellation of the entire $5,000,000 of indebtedness to B&L.

       The sale of the Revo assets has been accounted for as a sale of a discontinued operation, and, accordingly, the accompanying October 31, 1993 balance sheet and statements of operations and cash flows for the fiscal years 1994, 1993 and 1992 have been restated so as to segregate the net assets of and the net income (loss) from discontinued operations. As of October 31, 1993, net assets of discontinued operations consisted of the following (in thousands):


              Receivables                              $ 3,824
              Inventory                                  2,175
              Prepaids                                     185
              Property, plant and equipment, net           690
              Intangible assets                          1,255
              Other assets                                  11
              Notes payable                             (1,363)
              Accounts payable, accruals and
                        other current liabilities       (2,522)
              Other long-term liabilities                  (30)
                                                       -------

              Net assets of discontinued operations    $ 4,225
                                                         =======

       Net sales related to discontinued operations were $3,110,000, $18,462,000 and $15,702,000 for the fiscal years 1994, 1993 and 1992, respectively.

       In April 1994 the Company completed the assignment of the Freeport, Bahamas lease and the sale of substantially all of the assets of its Bahamas facility to Hansi International, LTD. for $250,000. The Company recorded a net gain of $131,000 on the sale.

NOTE 9. STOCK OPTIONS

       The Company adopted its Stock Option Plan in May 1983 with a maximum of 150,000 shares authorized for issuance. Options granted under the Stock Option Plan may not be granted at less than eighty-five percent of the fair market value on the date of grant and may not have terms exceeding ten years. Such options are generally exercisable in four equal annual installments commencing on the first anniversary of the date of the grant. There were no transactions occurring in the Stock Option Plan in fiscal 1993 and 1992. The Stock Option Plan expired in May 1993.

                  COOPER DEVELOPMENT COMPANY AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED)

NOTE 10. ACCRUED EXPENSES

       Accrued expenses as of October 31, 1994 included accruals of $1,132,000 for severance and employee benefits, $1,070,000 for legal and $623,000 for environmental clean up and other environmentally related costs.

       Accrued expenses as of October 31, 1993, include accruals of $1,034,000 for employee benefits, $1,020,000 for advertising and $986,000 for environmental clean-up and other environmentally related costs.

NOTE 11. EMPLOYEE BENEFITS

       In April 1985, the Company adopted its Retirement Income Plan, which is a non-contributory plan covering all full-time non-union United States employees of the Company and its participating subsidiaries. Benefits are based upon a combination of employee compensation and years of service. The Company pays the entire cost of the plan for its employees and funds such costs as they accrue. The Company's funding policy is to make annual contributions within minimum and maximum levels required by applicable regulations. The projected unit credit cost method is used to determine the annual cost. The Company froze benefit accruals under this plan as of September 1988. The Company continued to contribute as necessary for the underfunded liabilities. The plan was reinstated effective January 1, 1993.

       Items shown below for each fiscal year have been calculated as of January 1 of each fiscal year and projected to the end of each fiscal year.

       Net periodic pension cost for fiscal 1994, 1993 and 1992 included the following components (in thousands):


                                                                1994    1993     1992
                                                                ----    ----     ----
       Service cost-benefits earned during period              $  60   $  66     $  -
       Plus: Interest cost on projected benefit obligations       85      71       50
       Less: Estimated return on assets                          (23)    (61)     (84)
       Plus: Other, net                                          (29)     25       28
                                                               -----   -----     ----
       Net periodic pension cost (gain)                        $  93   $ 101     $ (6)
                                                               =====   =====     ====

The above net periodic pension cost (gain) was calculated using assumptions from the prior fiscal year end.

       The following table provides a reconciliation between the estimated funded status of the plan and the amounts recognized in the financial statements at October 31, 1994, 1993 and 1992 (in thousands):

                                                          1994     1993     1992
                                                          ----     ----     ----
       Accumulated benefit obligation                    $1,023   $1,041   $ 660
                                                         ======   ======   =====

       Projected benefit obligation                      $1,099   $1,261   $ 660
       Market value of assets                              (791)    (727)   (693)
                                                         ------   ------   -----
       Funded status                                        308      534     (33)
       Unfunded prior service cost                          (86)    (285)      -
       Unrecognized gain (loss)                              38     (105)     76
       Additional minimum liability                           -      170       -
                                                         ------   ------   -----
       Liability included in the financial statements    $  260   $  314   $  43
                                                         ======   ======   =====

Substantially all of the accumulated benefit obligation balances above are fully vested.

                  COOPER DEVELOPMENT COMPANY AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED)


Assumptions used in the accounting were:
                                             1994   1993   1992
                                             ----   ----   ----

     Discount rates (liability)              8.0%   7.0%   8.0%
     Long term rate of return (assets)       9.0%   9.0%   9.0%

       Effective November 1, 1991, the Company adopted the Cooper Development 401(k) Plan ("401(k) Plan"), which is a contributory plan available to employees of the Company and its participating subsidiaries. Employees who complete two months of service during a twelve-consecutive-month period in which they worked at least 1,000 hours are eligible to participate in the 401(k) Plan. Employees who participate in the 401(k) Plan elect to have from 2% to 15% of pre-tax covered compensation deferred (not in excess of $9,240 in calendar year 1994) and contributed to the trust established under the 401(k) Plan. The Company, at its discretion and subject to certain regulatory limitations, will make a matching contribution equal to 25% of each participant's contribution up to 6% of covered compensation. Generally, participants vest in Company contributions at the rate of 10% for each year of service (as defined) and are fully vested after five years of service or upon death. The Company's contribution to the 401(k) Plan was approximately $37,000, $32,000 and $19,000 for the fiscal years 1994, 1993, and 1992 respectively.

NOTE 12. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

       Total minimum annual rentals payable under non-cancelable operating leases (all real property and equipment) at October 31, 1994 are payable as follows (in thousands):


                             1995          $  901
                             1996             791
                             1997             532
                             1998             444
                             1999             292
                             Thereafter     1,227
                                           ------
                                           $4,187
                                           ======

       The above information includes annual rentals of $192,000 through September 1996 for the operating facilities of Cabot. The consolidated statement of operations for fiscal 1994, 1993, and 1992 include rental expense of approximately $188,000, $183,000 and $176,000, respectively, for such facilities.

       Aggregate rental expense for both cancelable and non-cancelable contracts was $786,000, $396,000 and $336,000 in fiscal 1994, 1993 and 1992, respectively.

LEGAL PROCEEDINGS

       CDC is involved in a group of product liability actions relating to DES for which CDC has been indemnifying its former parent, Cooper Laboratories, Inc. ("Labs"), since its liquidation in 1985. The Company continuously evaluates its exposure to such claims in relation to unsettled cases and claim settlements. The Company believes that the estimated liability for such claims of $1,717,000 included in other long-term liabilities in the consolidated balance sheet as of October 31, 1994 ($2,521,000 as of October 31, 1993) is sufficient to satisfy its claim obligations.

       Inherent in the operations of the Company is the possibility that there may exist environmental conditions as a result of current and past operations which might be in violation of various federal and state laws relating to the protection of the environment. In certain instances, the Company has received notices of asserted violation of such laws and regulations and has

                  COOPER DEVELOPMENT COMPANY AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED)

taken or plans to take steps to address the problems cited or to contest the allegations of violation. As noted in Note 10, the Company recorded a reserve to provide for the restoration and clean-up on one of the Company's former properties as a result of past operations. The Company has made and will continue to make expenditures relating to environmental conditions on this property. Adjustments or additions to reserves on operating properties are recorded when probable costs to the Company are reasonably determined based upon information available. While the Company's management is unable to predict the ultimate costs involved in such matters, it does not expect, based on present information and established reserves, that disposition of these matters will have a material adverse effect on the Company's financial position. However, there is no assurance that material costs or liabilities related to environmental matters will not be incurred in the future.

       The Company is also a defendant in several legal actions. In the opinion of management, after consultation with legal counsel, the disposition of these actions will not have a material adverse effect on the financial position of the Company.

NOTE 13. INCOME TAXES

       As discussed in Note 1, the Company adopted Statement 109 as of November 1, 1993. There is no cumulative effect of this change in accounting for income taxes as determined as of November 1, 1993 because the Company reported a valuation allowance for the entire amount of deferred tax assets. Prior years' financial statements have not been restated to apply the provisions of Statement 109.

     The provision (benefit) for income taxes consists of the following amounts (in thousands):


                                                1994     1993    1992
                                                ----     ----    ----
              Current:
                      Federal                 $  (784)   $   -  $    -
                      State                      (231)      61      69
                      Foreign                       -        4      17
                                              -------    -----     ---
                                               (1,015)      65      86
                                              -------    -----     ---

              Deferred:
                      Federal                       -        -       -
                      State                         -        -       -
                                              -------    -----     ---
                                                    -        -       -
                                              -------    -----     ---
              Provision for income tax
                      expense (benefit)       $(1,015)   $  65     $86
                                              =======    =====     ===

                  COOPER DEVELOPMENT COMPANY AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED)

     The provision (benefit) for income taxes differs from the amounts computed by applying the statutory Federal income tax rate to income (loss) from continuing operations before extraordinary items and income taxes as follows:

                                                           1994      1993      1992
                                                           ----      ----      ----
Computed tax expense (benefit) based on
  statutory rate                                         $(3,141)  $(2,411)  $(2,062)
State taxes                                                 (608)       61        69
Income outside the U.S. subject to lower taxes              (123)        4        17
Loss from operations not utilized but carried forward      2,750     2,411     2,062
Amortization of intangibles                                  107         -         -
                                                         -------   -------   -------
                                                         $(1,015)  $    65   $    86
                                                         =======   =======   =======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities under Statement 109 as of October 31, 1994 are as follows:

                                                                                      1994
                                                                                      ----
                                                                                (In thousands)
       Deferred tax assets:
         Accounts receivable                                                        $    283
         Inventories                                                                     701
         Accrued compensation and benefits                                               283
         Accrued liabilities, principally due to litigation reserves                   1,357
         Net operating loss carryforwards                                             17,726
         Tax credits carryforward                                                      1,551
         Other                                                                            20
                                                                                    --------
              Total gross deferred tax assets                                         21,921
              Less valuation allowance                                               (21,921)
                                                                                    --------
              Net deferred tax assets                                               $      0
                                                                                    ========

     The valuation allowance for deferred tax assets as of November 1, 1993 was $24,533,000. The net change in the valuation allowance during the year ended October 31, 1994 was a decrease of $2,612,000.

     The Company is a party to a tax sharing agreement between The Cooper Companies, Inc. ("TCC") and Cooper Life Sciences, Inc. regarding the allocation of tax liabilities of the Company's former parent, Labs. Under this tax sharing agreement, the Company is liable to contribute 25% of any net taxes (after refunds) ultimately levied on Labs. Included in tax liabilities is a $2.2 million accrual to cover the Company's share of any such liabilities. In addition, the Company has not recognized any benefit of approximately $662,000 of Federal tax refunds which it obtained from TCC and which TCC originally received in its capacity as agent for Labs. Such amount has been added to the tax liability accrual. TCC is continuing to negotiate with various tax authorities with respect to the relevant years covered by the tax sharing agreement. Based on current information available, the Company estimates that an amount of approximately $1.1 million would cover its share of Labs' tax liabilities under the tax sharing agreement. Since there may be other tax liabilities for those years of which the Company is not currently aware, it does not intend to revise its tax accruals until all tax liabilities of Labs and the Company are finally determined.

     At October 31, 1994, the Company had net operating loss carryforwards of approximately $ 46.9 million for income tax reporting purposes. The remaining net operating losses, some of which may be subject to an annual limitation, expire in varying amounts beginning in 1998. Investment and research and development credit carryforwards generated between 1984 and 1990 amounted to approximately $1,551,000 for income tax reporting purposes at October 31, 1994 and will expire beginning in 1998

                  COOPER DEVELOPMENT COMPANY AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED)

NOTE 14.  INDUSTRY SEGMENTS AND GEOGRAPHIC DATA

       The Company's operations are classified into the following business segments: skin care and cosmetics, antiviral and other.

       Information by industry segment as of or for the years ended October 31, 1994, 1993 and 1992 (in thousands) follows:

                                                           1994       1993       1992
                                                           ----       ----       ----
   Net sales:
         Skin care and cosmetics                         $16,748    $14,803    $12,945
         Antiviral and other                               3,330      3,134      3,363
                                                         -------    -------    -------
               Total net sales                           $20,078    $17,937    $16,308
                                                         =======    =======    =======
   Operating loss:
         Skin care and cosmetics                         $(6,020)   $(3,485)   $  (668)
         Antiviral and other                                 376        215     (2,926)
         Corporate                                        (2,518)    (2,064)    (1,877)
                                                         -------    -------    -------
               Total operating loss                      $(8,162)   $(5,334)   $(5,471)
                                                         =======    =======    =======
   Identifiable assets:
         Skin care and cosmetics                         $14,358    $10,916    $11,366
         Antiviral and other                               8,242      3,079      3,319
         Corporate                                         8,328      3,029      2,056
         Net Assets Discontinued Operations                    -      4,225      4,999
                                                         -------    -------    -------
               Total identifiable assets                 $30,928    $21,249    $21,740
                                                         =======    =======    =======
   Capital expenditures:
         Skin care and cosmetics                         $   455    $   500    $   221
         Antiviral and other                                 208         23         52
         Corporate                                            62          8         28
                                                         -------    -------    -------
               Total capital expenditures                $   725    $   531    $   301
                                                         =======    =======    =======
   Depreciation and amortization:
         Skin care and cosmetics                         $   629    $   528    $   388
         Antiviral and other                                 140         97      2,522
         Corporate                                            17         24         23
                                                         -------    -------    -------
               Total depreciation and amortization       $   786    $   649    $ 2,933
                                                         =======    =======    =======

       Sales, operating income (loss) and identifiable assets by geographic area as of or for the years ended October 31, 1994, 1993 and 1992 (in thousands) follows :


                                     NORTH
                                    AMERICA     EUROPE    ELIMINATION    CONSOLIDATION
                                    -------     ------    -----------    -------------
1994
Sales to unaffiliated customers    $12,874     $ 7,204      $   -           $20,078
Intercompany sales                     588           -       (588)                -
                                   -------     -------      ------          -------
 Total net sales                   $13,462     $ 7,204      $(588)          $20,078
                                   =======     =======      ======          =======
Operating income(loss)             $(8,932)    $   689      $   81          $(8,162)
Identifiable assets                $20,165     $10,778      $ (15)          $30,928

1993
Sales to unaffiliated customers    $12,720     $ 5,217      $    -          $17,937
Intercompany sales                     480           -       (480)                -
                                   -------     -------      ------          -------
 Total net sales                   $13,200     $ 5,217      $(480)          $17,937
                                   =======     =======      ======          =======
Operating loss                     $(4,992)    $   (58)     $(284)          $(5,334)
Identifiable assets                $17,002     $ 4,464      $(217)          $21,249

                  COOPER DEVELOPMENT COMPANY AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED)

                                     NORTH
                                    AMERICA    EUROPE      ELIMINATION    CONSOLIDATION
                                    -------    ------      -----------    -------------
1992
Sales to unaffiliated customers    $11,928     $ 4,380        $  -           $16,308
Intercompany sales                     407           -         (407)               -
                                   -------     -------        -----         --------
 Total net sales                   $12,335     $ 4,380        $(407)         $16,308
                                   =======     =======        =====         ========
Operating loss                     $(3,283)    $(1,929)       $(259)         $(5,471)
Identifiable assets                $16,976     $ 4,878        $(114)         $21,740

NOTE 15.  SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

     Supplemental and other disclosures required by Statement of Financial Accounting Standards No. 95, Statement of Cash Flows, for fiscal 1994, 1993 and 1992, are as follows:

     In fiscal 1994 the Company issued a $1,000,000 note payable as partial consideration for the purchase of CDSA (see Note 7).

     In fiscal 1993, the Company converted $2,052,000 of related party notes payable to common stock (see Note 4).

     In fiscal 1992, the Company acquired CCSA in consideration for the cancellation of a $500,000 promissory note and $16,000 related accrued interest due from CDSA (see Note 7).

     Cash paid in fiscal 1994, 1993 and 1992 for interest was $342,000, $262,000 and $76,000, respectively, and for income taxes was $84,000, $58,000 and $112,000, respectively.

NOTE 16. QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                    FIRST         SECOND           THIRD         FOURTH
                                                   QUARTER        QUARTER         QUARTER        QUARTER
                                                   -------        -------         -------        -------
                                                          (IN THOUSANDS, EXCEPT PER SHARE FIGURES)
1994
Net sales                                          $  4,190       $ 4,509        $ 5,599        $ 5,780
Gross profit                                       $  2,425       $ 2,612        $ 2,524        $ 2,858
Net income (loss)                                  $ 14,964       $(1,542)       $(2,331)       $(3,464)

Net income (loss) per share* - primary             $  4.12        $  (.42)       $  (.64)       $ (.95)
Net income (loss) per share* - fully diluted       $  2.95           (.42)          (.64)         (.95)

Common Stock price range:
  High                                            $  3 1/2        $ 3 1/4        $ 2 3/4        $ 4 1/4
  Low                                             $1 11/16        $ 2 1/2        $ 2 1/2        $ 2 1/4

                  COOPER DEVELOPMENT COMPANY AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED)


                                 FIRST        SECOND      THIRD       FOURTH
                                QUARTER      QUARTER     QUARTER      QUARTER
                                -------      -------     -------      -------
                                 (IN THOUSANDS, EXCEPT PER SHARE FIGURES)

1993
Net sales                     $   4,246    $  4,495    $   5,102    $   4,094
Gross profit                  $   2,462    $  2,658    $   3,103    $   2,268
Net loss                      $  (2,023)   $   (970)   $  (2,022)   $  (2,075)

Net loss per share*           $    (.84)   $   (.40)   $    (.56)   $    (.57)

Common Stock price range:
  High                        $   3 1/8    $  2 3/8    $   2 5/16   $   3 1/2
  Low                             2 5/16      2 1/16   $   1 7/8    $   1 11/16

________________
* The sum of net income (loss) per share for the four quarters is different from the full year net income (loss) per share as a result of computing the quarterly and full year amounts on the weighted average number of shares outstanding in the respective periods.
  Year-end adjustments to the investment in Avanza recorded in the fourth quarter of fiscal 1994 increased selling, general and administrative costs by $550,000 and increased other expense by $537,000.

NOTE 17. NOTES PAYABLE


       Notes payable and short term borrowings as of October 31, 1994 amounted to $3,948,000 and consist of $2,948,000 of notes from related parties (see Note
4) and a $1,000,000 note payable to the Trust for the purchase of CDSA (see Note
7).

NOTE 18. COMMON STOCK AND STOCK RIGHTS

       In December 1987, the Board of Directors of the Company declared a dividend distribution of one right for each outstanding share of the Company's common stock, par value $.10 per share, to stockholders of record at the close of business on December 29, 1987. Each right entitles the registered holder to initially purchase from the Company a unit consisting of one one-hundreth of a share (a "Unit") of Series A Junior Participating Preferred Stock, par value $.10 per share, at a purchase price of $52 per unit, subject to adjustment. Under certain circumstances, the rights will be exercisable if a person or group acquires beneficial ownership of 30% or more of the Company's common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 30% or more of the Company's common stock. On November 1, 1993, the Company amended its stockholders rights plan to provide that such rights will not become exercisable if a person or group would beneficially own 30% or more of the Company's common stock upon the conversion of outstanding promissory notes originally issued by the Company pursuant to Note Purchase Agreements dated as of December 11, 1993, as of February 24, 1993, as of May 28, 1993, as of October 15, 1993 and as of October 29, 1993 into shares of the Company's Common Stock. Upon the occurrence of such event, each holder who is not a party to the transaction may be entitled to purchase at the right's then current exercise price shares of the Company's common stock having a value of twice the right's exercise price. A Special Committee of the Company's Board of Directors comprised exclusively of non-management Directors is entitled to redeem the rights if the Special Committee determines that such event is in the best interest of the Company's stockholders. The rights expire in December 1997.

NOTE 19. LIQUIDITY

       The Company has experienced operating cash flow deficiencies for a number of years and has relied upon asset sales and financing from stockholders to fund its liquidity needs. At October 31, 1994, current assets exceeded current liabilities by $2,943,000 and cash required by continuing operations was $7,511,000 for the fiscal year then ended.

       The Company expects a continuing deficiency in cash generated from operations in fiscal 1995.

NOTE 20. ACQUISITION OF STOCK AND OPTIONS

       During fiscal 1994, the Company purchased options to acquire common stock of Avanza Corporation ("Avanza"), which management believed would give the Company control of more than 51% of the outstanding shares of Avanza. The Company exercised certain options, and for approximately $200,000, acquired 99,375 shares. The Company had paid approximately $437,000 for the remaining options, which expire on various dates through August 1997.

       Subsequent to the Company's purchase of the options, Avanza undertook a number of defensive strategies, and entered into transactions which (1) adversely affected the Company's ability and right to obtain a controlling interest in Avanza and (2) potentially reduced Avanza's value to the Company. Substantially all of the Company's legal challenges to Avanza's positions have been unsuccessful to date. Accordingly, the Company has been forced to assess the carrying value of its investment in the stock and options of Avanza. As a result of this evaluation and in light of the non-marketablity of the stock, the options and the shares underlying the options, and the limited life of the options, the Company has concluded that it should record a loss provision for the entire amount of cost of the options and provide a 50% reserve on the value of the stock held. Accordingly, a $537,000 reserve was established against the value of the investment and a related expense was recorded in other expense. In addition, the Company expensed approximately $550,000 in legal fees related to various litigation in conjunction with the attempted acquisition, which is reflected in selling, general and administrative expenses.

                                                                   SCHEDULE VIII

                  COOPER DEVELOPMENT COMPANY AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

               FISCAL YEARS ENDED OCTOBER 31, 1994, 1993 AND 1992
                                 (IN THOUSANDS)

                                     BALANCE AT  CHARGED TO    CHARGED      DEDUCTIONS/  BALANCE
                                     BEGINNING   COSTS AND     TO OTHER     RECOVERIES/   AT END
                                      OF YEAR    EXPENSES     ACCOUNTS(1)     OTHER(2)   OF YEAR
                                      -------    --------     -----------     --------   -------

ALLOWANCE FOR DOUBTFUL ACCOUNTS:
 Year ended October 31, 1994          $   579    $     425    $         -   $       (23)  $  981
                                      =======    =========    ===========   ===========  =======

 Year ended October 31, 1993          $   523    $     111    $         -   $       (55)  $  579
                                      =======    =========    ===========   ===========  =======

 Year ended October 31, 1992          $   329    $      65    $       154   $       (25)  $  523
                                      =======    =========    ===========   ===========  =======


INVENTORY RESERVES:
 Year ended October 31, 1994          $   158    $     741    $         -   $      (462) $   437
                                      =======    =========    ===========   ===========  =======

 Year ended October 31, 1993          $    98    $      50    $         -   $        10  $   158
                                      =======    =========    ===========   ===========  =======

 Year ended October 31, 1992          $   112    $      47    $        13   $       (74) $    98
                                      =======    =========    ===========   ===========  =======


___________________
(1) Reserves established in the purchase price allocation of subsidiary acquired.
(2) Includes inventory written off, uncollectible accounts written off, recovered accounts receivable previously written off and other items.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Cooper Development Company

     We have audited the accompanying consolidated balance sheets of Cooper Development Company and subsidiaries as of October 31, 1994 and 1993, and the related consolidated statements of operations, cash flows and stockholdersO equity for each of the years in the three-year period ended October 31, 1994. In connection with our audits, we also have audited the financial statement schedule VIII. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cooper Development Company and subsidiaries as of October 31, 1994 and 1993 and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                        KPMG PEAT MARWICK LLP
San Francisco, California
December 14, 1994

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The following are the current directors and executive officers of the
Company:


        NAME                   AGE                  OFFICE
        ----                   ---                  ------

   Michael J. Braden            44  Vice President, Treasurer and Controller
   James E. Gilleran            61  Director
   Carol R. Kaufman             45  Vice President and Secretary
   Theodore H. Kruttschnitt     51  Director
   Parker G. Montgomery         66  Chairman of the Board of Directors and President
   Jackson L. Schultz           69  Director

       Mr. Braden was elected Vice President and Controller in August 1988 and Treasurer in September 1988. He served in various capacities with Cooper Labs and TCC from January 1977 until January 1988 including Senior Internal Auditor, Area Financial Director and Controller of CooperVision Optics. He also served as Vice President, Treasurer and Controller of CLS from August 1988 until his resignation in September 1989.

       Mr. Gilleran was elected a Director in July 1988. He was elected Chairman of the Board and Chief Executive Officer of the Bank of San Francisco in October 1994. He served as Superintendent of Banking for the State of California from July 1989 until October 1994 and served as the President of The Commonwealth Group, Inc. (a financial consulting firm) from October 1987 until July 1989. He was the managing partner of the San Francisco office of Peat Marwick Main & Co. (a public accounting firm) from July 1977 to September 1986 and a partner of Peat Marwick Main & Co. from September 1986 to September 1987. He also serves as a Director of The Fritz Companies, a freight forwarding company.

       Ms. Kaufman was elected Vice President and Secretary in January 1989. She joined the Controller's Department of Cooper Labs in 1971 and served in various capacities with Cooper Labs, CLS and TCC. From 1986 to 1988, she was Vice President, Cooper & Co., the former corporate transaction services subsidiary of CDC. She also served as Vice President and Treasurer of CDC from July 1988 to September 1988.

       Mr. Kruttschnitt was elected a Director in March 1992. He founded California Innkeepers (an owner/operator of hotels) in May 1970 and serves as its Chairman of the Board. Mr. Kruttschnitt has also been Chairman of the Board of Burlingame Bancorp (a commercial bank holding company) since 1983. He also serves as a Director of Hanover Direct, Inc. (a merchandiser of specialty products through catalog sales) and various private companies.

       Mr. Montgomery has been Chairman of the Board and President since 1988. He founded Cooper Laboratories, the former parent of CDC, in 1958 and served in various capacities with that company, most recently as its Chairman of its Board and President, until its assets were distributed to its shareholders in June 1985. He was also Chairman of the Board of Directors and President of TCC until July 1988 and October 1988, respectively, and Chairman of the Board and President of CLS until his resignation in September 1989.

       Mr. Schultz was elected as a Director in December of 1988. He has been a consultant for Wells Fargo & Co. (a bank holding company) since September 1990 and served as Senior Vice President for Public and Governmental Affairs from 1973 to August 1990 also at Wells Fargo & Co.

     Section 16 Filings

     Section 16(a) of the Securities Exchange Act of 1934, as amended, required the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and NASDAQ. Directors, executive officers and greater than ten percent holders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received, the Company believes that during fiscal 1994, all filing requirements under Section 16(a) applicable to its directors and executive officers were met.

ITEM 11. EXECUTIVE COMPENSATION

     Each director who is not an employee of CDC receives quarterly fees of $9,000 for serving as a director and $1,500 for each day he attends a meeting of the Board of Directors and, if on a separate day, of a committee of which he is a member. Directors may also be compensated for services performed on special assignments. During fiscal 1994, CDC's Board of Directors met six times and acted six times by unanimous written consent, and its Audit and Finance Committee met two times. Messrs. Gilleran, Kruttschnitt and Schultz each received $45,000 for services performed as a director during fiscal 1994. Each director was paid a special bonus of $24,000.

     The following table sets forth information as to all cash compensation paid by CDC to each of the current executive officers of CDC and to all such executive officers of CDC as a group for services rendered to CDC and its subsidiaries during fiscal 1994. Also set forth is the current base rate of pay.


- ------------------------------------------------------------------------------------------------------------------------------------
                          SUMMARY COMPENSATION TABLE
- ------------------------------------------------------------------------------------------------------------------------------------
                                                  Annual Compensation                Long Term Compensation             All Other
                                        --------------------------------------------------------------------------------------------
Name and Principal Position      Year        Salary      Bonus   Other Annual    Restricted    Options/   Long-Term     All Other
                                                                 Compensation   Stock Awards   SAR's (#)  Incentive   Compen-sation
                                                                                                           Payouts         ($)
                                                                                                             ($)
- ------------------------------------------------------------------------------------------------------------------------------------

Parker G. Montgomery             1994       $300,000    $200,000       -              -           -           -              -
COB/CEO                          1993       $300,000    $ 75,000       -              -           -           -           $  938
                                 1992       $300,000           -       -              -           -           -              -
- ------------------------------------------------------------------------------------------------------------------------------------
Michael J. Braden                1994       $120,000    $ 60,000       -              -           -           -           $2,250
Vice President,                  1993       $120,000    $ 67,500       -              -           -           -           $1,800
Treasurer & Controller           1992       $120,000    $ 30,000       -              -           -           -              -
- ------------------------------------------------------------------------------------------------------------------------------------
Carol R. Kaufman                 1994       $120,000    $ 30,000       -              -           -           -           $1,500
Vice President &                 1993       $120,000          -        -              -           -           -           $1,500
Secretary                        1992       $ 90,000    $ 30,000       -              -           -           -              -
- ------------------------------------------------------------------------------------------------------------------------------------

Note: The All Other Compensation column includes the Company match to the 401(k) Plan.

     The Board of Directors has adopted the Cooper Development Company Incentive Payment Plan ("Incentive Plan") for key executives and other personnel (including officers) pursuant to which they may in certain years receive cash bonuses based on CDC's performance. The Incentive Plan is administered by the Audit and Finance Committee of the Board of Directors ("Committee"), none of whose members is an employee of CDC and none of whose members is eligible to participate in the Incentive Plan. The Committee (or the Chairman of the Board under guidelines established by the Committee) determines which employees shall participate in the Incentive Plan and the Incentive Plan category appropriate for each participant. The Committee may establish corporate performance objectives expressed in terms of net income, earnings from operations, return on assets or sales. Depending upon whether such objectives are achieved, a participant may receive in any one year from 5% to 50% of his salary. Certain senior corporate and divisional executives may receive up to double such payment if return on assets and net income or sales or earnings from operations reach certain additional levels.

     The following table sets forth information as to estimated annual benefits payable upon retirement in specified compensation and years of service classifications:


- --------------------------------------------------------------------------------
                                     PENSION PLAN TABLE
- --------------------------------------------------------------------------------
                                           YEARS OF BENEFIT SERVICE
                           -----------------------------------------------------
           Compensation             15           20      25       30       35
- --------------------------------------------------------------------------------

             $100,000            $13,177      $17,569  $21,961  $26,353  $30,745
- --------------------------------------------------------------------------------
             $125,000            $16,927      $22,569  $28,211  $33,853  $39,495
- --------------------------------------------------------------------------------
             $150,000            $20,677      $27,569  $34,461  $41,353  $48,245
- --------------------------------------------------------------------------------
(MORE THAN)  $150,000            $20,677      $27,569  $34,461  $41,353  $48,245
- --------------------------------------------------------------------------------

     Compensation covered under the plan is generally all taxable income (excluding moving expenses) plus certain amounts deferred pursuant to salary reduction agreements (e.g. 401(k)). Compensation in excess of limits set by law for qualified plans is disregarded. In 1994, this limit was $150,000. For purposes of determining benefits under the plan, average compensation over a sixty month period (generally, that period which results in the highest average) is used. Benefit amounts shown above are annual amounts payable for the life of the participant, commencing at age 65. Benefits are reduced if retirement is before age 65. As of December 31, 1994 Mr. Montgomery had ten years of benefit service, Mr. Braden had seven years and Ms. Kaufman had nine years. Pensionable earnings during 1994 for Messrs. Montgomery and Braden and Ms. Kaufman were $150,000 each. Mr. Braden's indicated service does not include his credited service under the Revo, Inc. Plan. His accrued benefit of $4,585 from this plan was transferred to the plan in 1990, and is payable in addition to benefits based on his indicated service.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT OF CDC

     The following table sets forth certain information regarding beneficial ownership of CDC common stock as of December 10, 1994, (i) by each person who is known by CDC to own beneficially more than 5% of CDC common stock, (ii) by each director and (iii) by each executive officer and (iv) by all current directors and executive officers as a group.


                                                 COMMON STOCK
                                              BENEFICIALLY OWNED
                                              ------------------

OFFICERS, DIRECTORS AND                      NUMBER    PERCENTAGE
    5% STOCKHOLDERS                         OF SHARES   OF CLASS
    ---------------                         ---------   --------

     James E. Gilleran                          5,000           *

     Theodore H. Kruttschnitt (1)           1,089,149          30%
        1350 Bayshore Highway
        Burlingame, California 94010

     Parker G. Montgomery (2)               1,089,148          30%
        2420 Sand Hill Road, Suite 300
        Menlo Park, CA  94025

     Jackson L. Schultz                         5,000           *

     All current directors and executive    2,191,257          60%
        officers as a group (six persons)

(1) Does not include 728,371 shares of common stock issuable upon conversion of an aggregate of $1,474,049 of the Company's 8% promissory notes. Upon conversion of all the Company's 8% Promissory Notes the percentage of class ownership would increase to 36%. See Item 13 Certain Relationships and Related Transactions - CDC Loans.

(2) Does not include 728,371 shares of common stock issuable upon conversion of an aggregate of $1,474,049 of the Company's 8% promissory notes. Upon conversion of all the Company's 8% Promissory Notes the percentage of class ownership would increase to 36%. See Item 13 Certain Relationships and Related Transactions - CDC Loans.

 *   Less than one percent.

ITEM 13. Certain Relationships and Related Transactions

CDC LOANS

     Pursuant to Note Purchase Agreements dated October 15, 1993 and October 29, 1993, the Company sold $902,925 principal amount of promissory notes to each of Theodore H. Kruttschnitt and Parker G. Montgomery. The notes bear interest at 8% per annum and are due on demand but no earlier than January 31, 1994. The notes are convertible into shares of the Company's common stock at a conversion price of $2.00 per share. Each of Mr. Kruttschnitt and Mr. Montgomery also holds notes with an aggregate principal amount of $571,124 purchased pursuant to Note Purchase Agreements date December 11, 1992, February 24, 1993 and May 28, 1993. These notes are also convertible into shares of the Company's common stock at a price of $21/16 per share at the holder's option. During fiscal 1994 the Company paid Messrs. Kruttschnitt and Montgomery $116,000 each in interest.

OTHER RELATIONSHIPS

     Consulting Fees With Company's Former Sunglass Business

     On January 28, 1994, the Company consummated the sale of substantially all of the assets of its Revo sunglass business to B&L for $22,521,000 pursuant to a Purchase and Sale Agreement dated November 2, 1993. In connection with its purchase of the assets of the Company's Revo sunglass business, B&L assumed consulting agreements effective February 1, 1994 with Parker G. Montgomery and Michael J. Braden at the rate of $150,000 and $75,000 per annum, respectively, with such engagements guaranteed through December 31, 1995. In addition, Messrs. Montgomery and Braden are eligible to participate in certain bonus plans applicable to the Revo sunglass business. In fiscal 1994, Messrs. Montgomery and Braden received $112,500 and $56,250 for consulting fees from B&L under this arrangement and earned bonuses of equivalent amounts, respectively.

     Real Estate Consulting Fees

     Pursuant to a Stock Purchase Agreement dated as of March 17, 1994, as amended, between the Company and Michael B. Joseph, as the "Trustee" of the "Trust", the Company acquired on April 27, 1994 all of the capital stock of "CDSA", for $3,250,000. Prior to the Company's purchase of CDSA and during 1993 and 1994, Mr. Montgomery received approximately $157,000 in consulting fees for assisting CDSA in the management, development and sale of certain real estate in Mougins, France pursuant to a consulting agreement with CDSA. Mr. Montgomery has voluntarily waived his right to receive from CDSA any further compensation arising out of any future sale of the real estate still owned by CDSA.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Documents as part of this report:

          1.  Financial Statements

     The Consolidated Financial Statements, Notes thereto, Financial Statement Schedules and Independent Auditors' Report thereon are included in Part II,
     Item 8 of this report.

          2.  Financial Statement Schedules

            Schedule
             Number      Description
             ------      -----------

              VIII  Valuation and qualifying accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

          3.  Exhibits

Exhibit
Number                            Description
- ------                            -----------

 3(a) Restated Certificate of Incorporation of Cooper Development Company, as amended, incorporated by reference to Exhibit 19 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1987.

 3(b) Certificate of Designation, Preference and Rights of a Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1987.

 3(c) By-Laws of CooperBiomedical, Inc. (currently Cooper Development Company) incorporated by reference to Exhibit 3(b) to the Company's Registration Statement on Form S-1 (No. 2-84122).

 4(a) Rights Agreement dated as of December 15, 1987, between Cooper Development Company and The First National Bank of Boston, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 15, 1987.

 4(b) First Amendment to Rights Agreement dated as of August 5, 1991 between Cooper Development Company and the First National Bank of Boston incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K dated August 1, 1991.

 4(c) Second Amendment to Rights Agreement dated as of November 19, 1991 between Cooper Development Company and the First National Bank of Boston incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated November 19, 1991.

 4(d) Third Amendment to Rights Agreement dated as of December 3, 1992 between Cooper Development Company and the First National Bank of Boston incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K dated December 3, 1992.

 4(e) Fourth Amendment to Rights Agreement dated as of November 1, 1993 between Cooper Development Company and the First National Bank of Boston incorporated by reference to Exhibit 5 to the Company's Current Report on Form 8-K dated October 15, 1993.

 10(a)    Cooper Development 401(k) Plan incorporated herein by reference to
          Exhibit 10(j) to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1991.

Exhibit
Number                            Description
- ------                            -----------

 10(b) Note Purchase Agreement dated as of December 11, 1992 between Cooper Development Company and Theodore H. Kruttschnitt and Parker G. Montgomery incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated December 11, 1992.

 10(c) Note Purchase Agreement dated as of February 24, 1993 between Cooper Development Company and Theodore H. Kruttschnitt and Parker G. Montgomery. Incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993.

 10(d) Note Purchase Agreement dated as of May 28, 1993 between Cooper Development Company and Theodore H. Kruttschnitt incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated October 15, 1993.

 10(e) Note Purchase Agreement dated as of October 15, 1993 between Cooper Development Company and Theodore H. Kruttschnitt incorporated by reference to Exhibit 6 to the Company's Current Report on Form 8-K dated October 15, 1993.

 10(f) Note Purchase Agreement dated as of October 29, 1993 between Cooper Development Company and Parker G. Montgomery incorporated by reference to Exhibit 7 to the Company's Current Report on Form 8-K dated October 15, 1993.

 10(g) Purchase and Sale Agreement dated November 2, 1993, between Bausch & Lomb Incorporated, Bausch & Lomb Acquisition Corp., Cooper Development company and Revo, Inc. incorporated by reference to Exhibit 8 to the Company's Current Report on Form 8-K dated October 15, 1993.

 10(h) Loan Agreement dated November 2, 1993 between Bausch & Lomb Incorporated, Cooper Development Company and Revo, Inc. incorporated by reference to Exhibit 9 to the Company's Current Report on Form 8-K dated October 15, 1993.

 10(i) Stock Purchase Agreement dated as of March 17, 1994 between the Company and Michael B. Joseph, as Chapter 7 Trustee of the Cooper laboratories, Inc. Liquidating Trust incorporated by reference to
          Exhibit 7(c) to the Company's Current Report on Form 8-K dated April 27, 1994.

 22       Subsidiaries of Cooper Development Company.

 25       Powers of Attorney.

 (b) There were no reports on Form 8-K filed by the Company during the period from August 1, 1994, through and including October 31, 1994.

                                  SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON JANUARY 25, 1995.


                                          COOPER DEVELOPMENT COMPANY



                                          By:       Michael J. Braden/S/
                                             ----------------------------------
                                                    Michael J. Braden
                                                Vice President, Treasurer,
                                                      and Controller

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON JANUARY 25, 1995.

               SIGNATURE                                    TITLE
               ---------                                    -----


                                                Vice President, Treasurer and
     Michael J. Braden                         Controller (Principal Financial
- ----------------------------------------
     (Michael J. Braden)                           and Accounting Officer)


     James E. Gilleran*                                    Director
- ----------------------------------------
     (James E. Gilleran)


     Theodore H. Kruttschnitt*                             Director
- ----------------------------------------
     (Theodore H. Kruttschnitt)

                                                   Chairman of the Board of
     Parker G. Montgomery*                         Directors and President
- ----------------------------------------
     (Parker G. Montgomery)                     (Principal Executive Officer)


     Jackson L. Schultz*                                   Director
- ----------------------------------------
     (Jackson L. Schultz)


*By: Michael J. Braden
- -----------------------------------------
     (Michael J. Braden, Attorney-in-Fact)

                               INDEX TO EXHIBITS

           Exhibit                         Exhibit Document
           Number                             Description
           -------                         ----------------

             22                          Subsidiaries Of Cooper
                                         Development Company.

             25                          Powers Of Attorney.

             27                          Financial Data Schedules