Form 10-QT
period 1994-12-31
COOPER DEVELOPMENT CO
filed 1995-02-14
CIK 720062

3


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE TRANSITION PERIOD FROM November 1, 1994 TO December 31, 1994


Commission File Number 0-11727


                           COOPER DEVELOPMENT COMPANY
             (Exact name of registrant as specified in its charter)


DELAWARE                                      94-2876745
(State or other jurisdiction of               (I.R.S. Employer Identification
Number)
incorporation or organization)

2420 SAND HILL ROAD, SUITE 300
MENLO PARK, CA                                94025
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code:   (415) 233-0696

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                     Yes   [X]         No   [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class                                      Outstanding at December 31, 1994
COMMON STOCK, $.10 PAR VALUE                3,629,376




                   COOPER DEVELOPMENT COMPANY AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE FIGURES)
                                   (UNAUDITED)

                                                               TWO MONTHS         THREE MONTHS
                                                                 ENDED               ENDED
                                                              DECEMBER 31,        JANUARY 31,
                                                                   1994               1994
                                                                   ----               ----

Net sales                                                        $   3,003         $   4,190
Cost of sales                                                        1,397             1,765
                                                                    ------            ------

Gross profit                                                         1,606             2,425
                                                                    ------            ------

Research and development expenses                                      153               143
Selling, general and administrative expenses                         3,204             3,807
Amortization of intangible assets                                       56                68
                                                                    ------            ------

Operating loss                                                     (1,807)           (1,593)

Interest income                                                         77                60
Interest expense                                                      (42)             (148)
Other income (expense), net                                           (30)             (257)
                                                                    ------            ------

Loss from continuing operations before income taxes                (1,802)           (1,938)
Provision for income tax benefit (expense)                            (89)               653
                                                                    ------            ------
Loss from continuing operations                                    (1,891)           (1,285)

Discontinued operations:
   Income (loss)from operations
   (net of tax benefits of $680 in 1994)                                 -           (1,015)
   Gain on sale of operations (net of taxes of $1,521 in 1994)           -            17,264
                                                                    ------            ------
                                                                         -            16,249
                                                                    ------            ------
Net income (loss)                                                $ (1,891)         $  14,964
                                                                    ======            ======

Net income (loss) per share--primary:
   Continuing operations                                         $    (.52)        $    (.35)
   Discontinued operations                                              -               4.47
                                                                    ------            ------
Net income (loss) per share--primary                             $   (.52)         $    4.12
                                                                    ======            ======

Net income (loss) per share--fully diluted:
   Continuing operations                                         $   (.52)         $   (.24)
   Discontinued operations                                              -               3.19
                                                                    ------            ------
Net income (loss) per share--fully diluted                       $   (.52)         $    2.95
                                                                    ======            ======

Average number of shares outstanding   - primary                     3,629             3,629
                                                                    ======            ======
Average number of shares outstanding   - fully diluted               3,629             5,086
                                                                    ======            ======

     See accompanying notes to consolidated condensed financial statements.



                   COOPER DEVELOPMENT COMPANY AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                 DECEMBER 31,     OCTOBER 31,
                                                     1994            1994
                                                         ----            ----
                                     ASSETS

Current assets:
 Cash and cash equivalents                         $ 9,952         $ 12,286
 Accounts receivable, net                            4,139            4,374
 Other receivables                                     429              407
 Inventories                                         6,009            5,482
 Prepaid expenses                                      190              309
                                                    ------           ------

    Total current assets                            20,719           22,858

Property, plant and equipment, net                   2,808            2,734
Intangible assets, net                                 116              112
Excess cost over net assets acquired, net            4,667            4,723
Other assets                                           515              501
                                                    ------           ------
                                                   $28,825         $ 30,928
                                                    ======           ======

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
 Short-term borrowings                             $ 1,000         $  1,000
 Notes payable to related parties                    2,948            2,948
 Accounts payable                                    3,822            3,856
 Accrued expenses                                    5,633            5,822
 Tax liabilities                                     6,386            6,289
                                                    ------           ------

    Total current liabilities                       19,789           19,915

Other long--term liabilities                         2,195            2,189
                                                    ------           ------

    Total liabilities                               21,984           22,104
                                                    ------           ------

Stockholders' equity:
 Common stock, $.10 par value per share                447              447
 Additional paid--in capital                        68,580           68,580
 Foreign currency translation adjustments              250              341
 Accumulated deficit                               (57,668)        (55,777)
 Cost of shares held in treasury                   (4,662)          (4,662)
 Unrealized loss on marketable securities            (106)            (105)
                                                    ------           ------
    Total stockholders' equity                       6,841            8,824
                                                    ------           ------
                                                   $28,825         $ 30,928
                                                    ======           ======

     See accompanying notes to consolidated condensed financial statements.


                   COOPER DEVELOPMENT COMPANY AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                     TWO MONTHS ENDED   THREE MONTHS ENDED
                                                        DECEMBER 31,        JANUARY 31,
                                                            1994                1994

Cash flows from operating activities:
 Net cash used by continuing operating activities       $(2,202)            $(2,439)
 Net cash used by discontinued operating activities            -             (1,186)
                                                          ------              ------
   Net cash used by operating activities                 (2,202)             (3,625)

Cash flows from investing activities:
 Purchases of fixed and intangible assets                  (132)               (325)
 Proceeds from sale of discontinued operations                 -              22,521
                                                          ------              ------
   Net cash provided (used) by investing activities        (132)              22,196

Cash flows from financing activities:
 Proceeds from short--term bank borrowings                     -                   -
 Proceeds from short-term notes payable                        -                   -
 Repayments of short-term bank borrowings                      -             (1,300)
 Repayments of other long-term debt                            -                 (3)
                                                          ------              ------
   Net cash used by financing activities                    ----             (1,303)

Net increase (decrease) in cash and cash equivalents     (2,334)              17,268
Cash and cash equivalents at beginning of period          12,286               2,290
                                                          ------              ------

Cash and cash equivalents at end of period              $  9,952            $ 19,558
                                                          ======              ======


     See accompanying notes to consolidated condensed financial statements.


                   COOPER DEVELOPMENT COMPANY AND SUBSIDIAREIS

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1.        INCOME TAXES

     Income tax expense for the two months ended December 31, 1994 consists of (in thousands):


                                Current  Deferred  Total
                                -------  --------  -----

          Federal                $ ----     ----   $----
          State and Local            12     ----      12
          Foreign                    77     ----      77
                                 ------   ------   ------

                                 $   89     ----   $  89
                                 ======   ======   ======


NOTE 2.        NET INCOME (LOSS) PER SHARE

     Primary net income (loss) per share is computed using the weighted average number of common shares outstanding during the period.

     Fully diluted net income (loss) per share assumes full conversion of the company's outstanding convertible related party notes payable.

NOTE 3.        INVENTORIES


     Inventories as of December 31, 1994 consist of the following (in thousands):


                  Raw materials                     $2,775
                  Work--in--process                     23
                  Finished goods                     3,804
                                                    ------
                                                     6,602
                  Less inventory reserves            (593)
                                                    ------
                                                    $6,009
                                                    ======


NOTE 4.        MANAGEMENT REPRESENTATION

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all the adjustments necessary to present fairly the Company's consolidated condensed financial position as of December 31, 1994 and October 31, 1994 and the consolidated condensed results of their operations and cash flows for the two months ended December 31, 1994 and three months ended January 31, 1994.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     On December 20, 1994 the Company elected to change the fiscal year from October 31 to December 31. The management discussion that follows compares the two months ended December 31, 1994 to the three months ended January 31, 1994, therefore the current period results are not directly comparable with those of the prior period.

     Two Months Ended December 31, 1994 Compared with Three Months Ended January 31, 1994

     The Company's net sales for the two months ended December 31, 1994 amounted to $3,003,000 compared to net sales of $4,190,000 for the three months ending January 31, 1994. Gross profit margin was 54% for the two months ended December 31, 1994 as compared to 58% for the three months ended January 31, 1994. The gross profit margin decrease is attributable to higher returns for discontinued products.

     Selling, general and administrative expenses for the two months ended December 31, 1994 amounted to $3,204,000 and were comprised of selling costs of $1,132,000, advertising costs of $409,000 and general and administrative costs of $1,663,000. Selling, general and administrative expenses for the three months ended January 31, 1994 amounted to $3,807,000 and were comprised of selling costs of $1,704,000, advertising costs of $546,000 and general and administrative costs of $1,557,000.

     Interest expense of $42,000 decreased $106,000 for the two months ended December 31, 1994 over the three months ended January 31, 1994 as average borrowing levels for the two months ended December 31, 1994 were lower than the period ending January 31, 1994.

     Other income (expense) in the prior year includes $375,000 related to certain litigation costs accrued in the three months ending January 31, 1994.

CAPITAL RESOURCES AND LIQUIDITY

     The Company has experienced operating cash flow deficiencies for a number of years and has relied upon asset sales and financing from stockholders to fund liquidity needs. At December 31, 1994, current assets exceeded current liabilities by $930,000 and cash required by continuing operations was $2,202,000 for the two months ended December 31, 1994.

     The Company expects a continuing deficiency in cash generated from operations in fiscal 1995. The Company plans to use the cash obtained from the sale of assets to fund its short and long term liquidity and capital expenditure requirements. In addition, the Company is considering various alternatives, including but not limited to, acquiring certain product lines or businesses, which may require the Company to raise additional financing from stockholders, financial institutions or other sources. No assurances can be given that the Company will obtain financing on terms acceptable to the Company.

     The Company has incurred significant expense in connection with the Company's attempt to acquire Avanza Corp. ("Avanza") and the ongoing legal challenges to Avanza's actions in opposition thereof and could be required to incur additional expense in the future.

       A $1,000,000 note incurred in conjunction with the acquisition of Cooper Development S.A. is due on April 27, 1995.


                                     PART II


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8--K

     (a)   Exhibit
                -------

           Exhibit 11 Statement Regarding Computation of Net Income (Loss) Per Share.

     The following report on Form 8-K was filed during the transitional period for which this report is filed.

     (b)   Reports on Form 8-K
                -------------------

           Date of Report                    Items Required
           --------------                    --------------

           December 20, 1994            Item 8. Change in Fiscal Year



                                    SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                      Cooper Development Company
                                        ------------------------
                                             (Registrant)



Date:  February 8, 1995                 By:            MICHAEL J. BRADEN/S/
                                          --------------------------------------
                                                      Michael J. Braden
                                                    Vice President and
                                                 Chief Financial Officer



                                INDEX TO EXHIBITS


EXHIBIT         Description                                         Page
- - -------         -----------                                         ----

Exhibit 11      Statement Regarding Computation of Net Income (Loss)
                Per Share                                     following table




                                                                  EXHIBIT 11

                   COOPER DEVELOPMENT COMPANY AND SUBSIDIARIES

         STATEMENT REGARDING COMPUTATION OF NET INCOME (LOSS) PER SHARE


                                                    TWO MONTHS     THREE MONTHS
                                                      ENDED           ENDED
                                                   DECEMBER 31,    JANUARY 31,
                                                       1994            1994
                                                        ----           ----

Weighted average number of shares of common
   stock and stock equivalents:
Primary:
   Common stock                                         3,629          3,629

Fully diluted:
   Common shares issuable upon assumed
      conversion of notes from related parties              -          1,457
                                                       ------         ------

                                                        3,629          5,086
                                                       ======         ======


Net loss from continuing operations                   $(1,891)       $(1,285)
   Interest on notes to related parties                     -             59
                                                       ------         ------

Net loss from continuing operations fully diluted     (1,891)        (1,226)

Discontinued operations                                     -         16,249
                                                       ------         ------

Net income - fully diluted                            $(1,891)       $15,023
                                                       ======         ======

Net income per share primary
   Continuing operations                              $  (.52)       $  (.35)
   Discontinued operations                                 -            4.47
                                                       ------         ------

Net income per share - primary                        $  (.52)       $  4.12
                                                       ======         ======


Net income per share - fully diluted
   Continuing operations                              $  (.52)       $  (.24)
   Discontinued operations                                 -            3.19
                                                       ------         ------

Net income per share - fully diluted                  $  (.52)       $  2.95
                                                       ======         ======