Form 10-Q
period 1995-03-31
COOPER DEVELOPMENT CO
filed 1995-05-11
CIK 720062

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM


Commission File Number 0--11727

                          Cooper Development Company
            (Exact name of registrant as specified in its charter)

Delaware                                 94--2876745
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


2420 Sand Hill Road, Suite 300
Menlo Park, CA                           94025
(Address of principal executive          (Zip Code)
offices)


Registrant's telephone number, including area code:  (415) 233-2727


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                        Yes   [X]  No   [  ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class                                          Outstanding at March 31, 1995
Common Stock, $.10 Par Value                              3,629,376

                 COOPER DEVELOPMENT COMPANY AND SUBSIDIARIES

                                    INDEX


                                                                      Page No.
PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements

             Consolidated Condensed Statements of Operations --
               Three months ended March 31, 1995 and Three months
               Ended April 30, 1994                                       3

             Consolidated Condensed Balance Sheets --
               March 31, 1995 and December 31, 1994                       4

             Consolidated Condensed Statements of Cash Flows --
               Three months ended March 31, 1995 and Three months
               Ended April 30, 1994                                       5

             Notes to Consolidated Condensed Financial Statements         6

ITEM 2.    Management's Discussion and Analysis of Financial

             Condition and Results of Operations                          7

PART II.

ITEM 5.    Other Information                                              8

SIGNATURE                                                                 9


                  COOPER DEVELOPMENT COMPANY AND SUBSIDIARIES

                Consolidated Condensed Statements of Operations


                   (In thousands, except per share figures)
                                  (Unaudited)


                                              Three months   Three months
                                                  ended          ended
                                                March 31,      April 30,
                                                  1995            1994
                                                  ----            ----
Net sales                                        $ 6,083        $ 4,509
Cost of sales                                      2,717          1,897
                                                 -------        -------

Gross profit                                       3,366          2,612
                                                 -------        -------

Research and development expenses                    184            162
Selling expenses                                   2,809          2,332
General and administrative expenses                1,895          1,866
Amortization of intangible assets                     85             69
                                                 -------        -------

Operating loss                                    (1,607)        (1,817)

Interest income                                       78            159
Interest expense                                     (77)           (61)
Other income, net                                    283            188
                                                 -------        -------

Loss from operations before income taxes          (1,323)        (1,531)
Provision for income tax expense                      (6)           (11)
                                                 -------        -------

Net loss                                         $(1,329)       $(1,542)
                                                 =======        =======

Net loss per share                               $  (.37)       $  (.42)
                                                 =======        =======


Average number of shares outstanding               3,629          3,629
                                                 =======        =======


    See accompanying notes to consolidated condensed financial statements.

                  COOPER DEVELOPMENT COMPANY AND SUBSIDIARIES

                     Consolidated Condensed Balance Sheets

                                (In thousands)
                                  (Unaudited)

                                                March 31,  December 31,
                                                   1995        1994
                                                   ----        ----
                                    ASSETS
Current assets:
  Cash and cash equivalents                      $  6,268   $  9,952
  Accounts receivable, net                          4,926      4,139
  Other receivables                                   335        429
  Inventories                                       6,804      6,009
  Prepaid expenses                                    268        190
                                                 --------   --------

    Total current assets                           18,601     20,719

Property, plant and equipment, net                  2,508      2,808
Intangible assets, net                                116        116
Excess cost over net assets acquired, net           4,584      4,667
Other assets                                          508        515
                                                 --------   --------
                                                 $ 26,317   $ 28,825
                                                 ========   ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                          $  1,000   $  1,000
  Notes payable to related parties                  2,948      2,948
  Accounts payable                                  3,536      3,822
  Accrued expenses                                  4,732      5,633
  Tax liabilities                                   6,251      6,386
                                                 --------   --------

    Total current liabilities                      18,467     19,789

Other long-term liabilities                         2,088      2,195
                                                 --------   --------

    Total liabilities                              20,555     21,984
                                                 --------   --------

Stockholders' equity:
  Common stock, $.10 par value per share              447        447
  Additional paid-in capital                       68,580     68,580
  Foreign currency translation adjustments            506        250
  Accumulated deficit                             (58,997)   (57,668)
  Cost of shares held in treasury                  (4,662)    (4,662)
  Unrealized loss on marketable securities           (112)      (106)
                                                 --------   --------
    Total stockholders' equity                      5,762      6,841
                                                 --------   --------
                                                 $ 26,317   $ 28,825
                                                 ========   ========

    See accompanying notes to consolidated condensed financial statements.

                  COOPER DEVELOPMENT COMPANY AND SUBSIDIARIES

                Consolidated Condensed Statements of Cash Flows

                                (In thousands)
                                  (Unaudited)

                                               Three months ended      Three months ended
                                                    March 31,               April 30,
                                                       1995                    1994
                                                       ----                    ----
Cash flows from operating activities:
 Net cash used by operating activities               $(4,208)                $(2,306)

Cash flows from investing activities:
 Cash acquired in CDSA transaction, net of
  amount disbursed                                        --                     781
Purchases of fixed and intangible assets                (189)                   (134)
Proceeds from sale of properties                         739                     260
                                                     -------                 -------
  Net cash provided by investing activities              550                     907

Cash flows from financing activities:
 Repayments of other long-term liabilities               (26)                   (229)
                                                     -------                 -------
  Net cash used by financing activities                  (26)                 (1,303)

Net decrease in cash and cash equivalents             (3,684)                 (1,628)
Cash and cash equivalents at beginning of period       9,952                  19,558
                                                     -------                 -------

Cash and cash equivalents at end of period           $ 6,268                 $17,930
                                                     =======                 =======

    See accompanying notes to consolidated condensed financial statements.

                  COOPER DEVELOPMENT COMPANY AND SUBSIDIAREIS

             Notes to Consolidated Condensed Financial Statements

                                  (Unaudited)


Note 1.    Inventories

     Inventories as of March 31, 1995 consist of the following (in thousands):


                    Raw materials              $3,064
                    Work-in-process                47
                    Finished goods              4,281
                                               ------
                    Less inventory reserves       588
                                               ------
                                               $6,804
                                               ======

Note 2.  Management Representation

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all the adjustments necessary to present fairly the Company's consolidated condensed financial position as of March 31, 1995 and December 31, 1994 and the consolidated condensed results of their operations and cash flows for the three months ended March 31, 1995 and three months ended April 30, 1994.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     On December 20, 1994 the Company elected to change its fiscal year from October 31 to December 31. The management discussion that follows compares the three months ended March 31, 1995 to the three months ended April 30, 1994, the closest previous quarter reported upon.

     Three Months Ended March 31, 1995 Compared with Three Months Ended April 30, 1994

     The Company's net sales for the three months ended March 31, 1995 were $6,083,000 compared to net sales of $4,509,000 for the three months ended April 30, 1994. The increase is primarily due to higher sales volume of the Company's anti-stress face and bath pacs and higher export sales. The gross profit margin was 55% for the three months ended March 31, 1995 as compared to 58% for the three months ended April 30, 1994. The gross profit margin decrease is primarily attributable to the increase in export sales to distributors which carry lower selling prices.

     Selling costs for the three months ended March 31, 1995 increased $477,000 over the three months ended April 30, 1994 primarily due to higher marketing and advertising costs and sales related expenses.

     Other income (net) includes for the three months ended March 31, 1995 a $350,000 gain from the sale of property held by the Company's wholley-owned subsidiary, CDSA. Other income (net) for the three months ended April 30, 1994 includes a gain of $131,000 related to the sale of substantially all of the assets of the Company's facility in the Bahamas.

Capital Resources and Liquidity
     The Company has experienced operating cash flow deficiencies for a number of years and has relied upon asset sales and financing from stockholders to fund liquidity needs. At March 31, 1995, current assets exceeded current liabilities by $134,000 and cash required by operations was $4,208,000 for the three months ended March 31, 1995.

     The Company expects a continuing deficiency in cash generated from operations in 1995. The Company anticipates that its current capital resources, together with additional proceeds from the sale of non-operating assets, will be sufficient to meet its short and long term liquidity and capital expenditure requirements. To meet its operating needs and to fund various alternatives, including but not limited to, acquiring certain product lines, businesses and or starting up its own manufacturing facility, the Company may issue additional equity or debt securities, or securities in one or more of its subsidiary corporations; control growth of or reduce expenditures; or obtain financing from stockholders, financial institutions or other sources. In addition, the Company is continuing its efforts to increase revenues and improve margins and operational efficiencies. No assurances can be given that the Company will be successful in selling its non-operating assets or that financing will be available on terms acceptable to the Company.

     The Company has incurred significant expense in connection with its attempt to gain control of Avanza Corp. ("Avanza") and to finance the ongoing legal challenges to Avanza's and certain of its officers and directors actions in opposition thereto and may continue to incur additional expense in the future.

     A $1,000,000 note incurred in conjunction with the acquisition of Cooper Development S.A. was due and paid on April 27, 1995.

                                    PART II


ITEM 5.  Other Information

a)  Settlement of Litigation

In June 1988, Berlex Laboratories, Inc. ("Berlex") filed a number of related actions in the Superior Court of New Jersey, the United States District Court for the District of New Jersey, the United States District Court for the District of Delaware, the United States District Court for the District of Massachusetts, and the United States District Court for the District of the Virgin Islands. Defendants in those actions are Cooper Holdings, Inc., Cooper Development Company, The Cooper Companies, Inc., Cooper Life Sciences, Inc., The First National Bank of Boston ("Trustee"), solely in its capacity as Trustee to the Cooper Laboratories, Inc. Liquidating Trust ("Trust") and various other individual and corporate defendants (collectively, "Defendants").

On April 17, 1995, the Company entered into an agreement with Berlex settling all claims brought against the Company. The original claim sought cost recovery for environmental claims and indemnification, if the need arose, with regard to a pharmaceutical product. CDC paid Berlex a de minimis sum and Berlex agreed to release CDC and dismiss all the pending court actions against the Company, including environmental claims related to a Virgin Islands facility.


b)  Submission of Matters to Vote of Security Holders

On April 26, 1995, the Company held an Annual Meeting of Stockholders for the purpose of electing four directors to the Board of Directors. The four nominees for election as directors were James E. Gilleran, Theodore H. Kruttschnitt, Parker G. Montgomery and Jackson L. Schultz, all of whom were then current members of the Board of Directors. Each of the nominees was relected by at least 3,361,764 votes, representing 93% of the 3,629,376 shares outstanding and 99% of the 3,405,531 shares cast. Voting results for the individual nominees follows:


    Nominee                         Votes in Favor          Votes Against
    -------                         --------------          -------------

    James E. Gilleran               3,363,426               42,105
    Theodore H. Kruttschnitt        3,363,531               42,000
    Parker G. Montgomery            3,361,764               43,767
    Jackson L. Schultz              3,363,411               42,120

c)  Transfer to Nasdaq Small Cap Market

On March 24, 1995 trading of the Company's common stock transferred from the Nasdaq National Market System to the Nasdaq Small Cap Market.

ITEM 6.

a)  Exhibits - None

b)  Reports on Form 8-K.

There were no reports on Form 8-K filed during the quarter for which this report is filed.

                                   SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          Cooper Development Company
                                          --------------------------
                                                  (Registrant)



Date:  May 11, 1995                    By:      MICHAEL J. BRADEN/S/
                                          ----------------------------
                                                Michael J. Braden
                                                Vice President and
                                              Chief Financial Officer