Form 10-Q
period 1995-06-30
COOPER DEVELOPMENT CO
filed 1995-08-11
CIK 720062

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM


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


Class                                    Outstanding at June 30, 1995
COMMON STOCK, $.10 PAR VALUE                      3,629,376









                  COOPER DEVELOPMENT COMPANY AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE FIGURES)
                                  (UNAUDITED)                                       Three Months Ended   Six Months Ended
                                       June 30,  July 31,   June 30,  July 31,
                                       ------------------   ------------------

                                         1995      1994       1995      1994
                                         ----      ----       ----      ----

Net sales                              $4,774    $5,599     $10,857  $10,108
Cost of sales                           2,530     3,075      5,247     4,972
                                       ------    ------     ------    ------


Gross profit                            2,244     2,524      5,610     5,136
                                       ------    ------     ------    ------


Research and development expenses         186       272        370       434
Selling expenses                        2,727     2,694      5,536     5,026
General and administrative expenses     1,764     1,834      3,659     3,700
Restructuring charges                   1,395         -      1,395         -
Amortization of intangible assets          86        68        171       137
                                       ------    ------     ------   -------


Operating loss                         (3,914)   (2,344)    (5,521)   (4,161)

Interest income                            44       164        122       323
Interest expense                          (89)      (69)      (166)     (130)
Other income (expense), net              (588)      (69)      (305)      119
                                       -------   ------     -------   ------

Loss before income taxes               (4,547)   (2,318)    (5,870)   (3,849)
Income tax expense                         (4)      (13)       (10)      (24)
                                       -------   ------     -------   -------


Net loss                               $(4,551)  $(2,331)   $(5,880) $(3,873)
                                       =======   =======    =======  =======

Net loss per share                     $ (1.25)  $ (0.64)   $ (1.62) $ (1.07)

Average number of shares outstanding

 during the period                       3,629     3,629      3,629    3,629
                                       =======   =======    =======  =======

     See accompanying notes to consolidated condensed financial statements.







                  COOPER DEVELOPMENT COMPANY AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (IN THOUSANDS)
                                  (UNAUDITED)
                                          JUNE 30,   DECEMBER 31,
                                            1995         1994
                                            ----         ----
                                     ASSETS

Current assets:
 Cash and cash equivalents                $3,888        $9,952
 Accounts receivable, net                  4,123         4,139
 Other receivables                           277           429
 Inventories                               7,087         6,009
 Prepaid expenses                            212           190
                                          ------        ------
   Total current assets                   15,587        20,719

Property, plant and equipment, net         2,714         2,808
Intangible assets, net                       114           116
Excess cost over net assets acquired, net  4,500         4,667
Other assets                                 549           515
                                          ------        ------
                                         $23,464       $28,825
                                         =======       =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Short-term borrowings                    $    -        $1,000
 Notes payable to related parties          2,948         2,948
 Accounts payable                          4,108         3,822
 Accrued expenses                          6,518         5,633
 Tax liabilities                           6,272         6,386
                                          ------        ------
   Total current liabilities              19,846        19,789
Other long-term liabilities                2,058         2,195
                                          ------        ------
   Total liabilities                      21,904        21,984
                                          ------        ------
Stockholders' equity:
 Common stock, $.10 par value per share      447           447
 Additional paid-in capital               68,580        68,580
 Foreign currency translation adjustments    743           250
 Accumulated deficit                     (63,548)      (57,668)
 Cost of shares held in treasury          (4,662)       (4,662)
 Unrealized loss on marketable securities      -          (106)
                                          ------        ------
   Total stockholders' equity              1,560         6,841
                                          ------        ------
                                         $23,464       $28,825
                                         =======       =======

     See accompanying notes to consolidated condensed financial statements.



                  COOPER DEVELOPMENT COMPANY AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                               SIX MONTHS ENDED   SIX MONTHS ENDED

                                                    JUNE 30,          JULY 31,
                                                      1995              1994
                                                      ----              ----

Cash flows from operating activities:
 Net cash used by operating activities             $(5,217)          $(2,378)
 Net cash used by discontinued operations                -              (522)
                                                   -------           -------
 Net cash used by operating activities              (5,217)           (2,900)

Cash flows from investing activities:
 Cash acquired in CDSA transaction, net of
   amount disbursed                                      -               731
 Purchases of fixed and intangible assets             (497)             (312)
 Payments for the purchase of common stock rights        -              (464)
 Proceeds from sale of properties                      739               260
                                                   -------           -------
   Net cash provided by investing activities           242               215

Cash flows from financing activities:
 Repayment of short-term borrowings                 (1,000)                -
 Repayments of other long-term liabilities             (89)             (761)
                                                   --------          -------
   Net cash used by financing activities            (1,089)             (761)
Net decrease in cash and cash equivalents           (6,064)           (3,446)
Cash and cash equivalents at beginning of period     9,952            19,558
                                                   -------           -------
Cash and cash equivalents at end of period         $ 3,888           $16,112
                                                   =======           =======

     See accompanying notes to consolidated condensed financial statements.



                  COOPER DEVELOPMENT COMPANY AND SUBSIDIAREIS

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)


NOTE 1.  INVENTORIES

     Inventories as of June 30, 1995 consist of the following (in thousands):

               Raw materials              $2,907
               Work-in-process                19
               Finished goods              4,596
                                           -----
               Less inventory reserves       435
                                           -----
                                          $7,087
                                          ======

NOTE 2.  RESTRUCTURING CHARGES

     The Company has developed plans to reduce costs of goods and improve productivity. As a result of these plans, the Company announced to its employees that it will implement a restructuring program which involves consolidation of several offices and manufacturing facilities into one newly leased facility in Morgan Hill, California, relocations, separations, and related costs. The consolidated condensed statement of operations includes $1,395,000 of pretax charges relating to this program. Included in this amount is $810,000 for the severance costs of 71 employees working in manufacturing, distribution and administration at the Company's Islip New York facilities and $585,000 related to facility leases and asset retirements. The closing of the Islip facilities is to begin no earlier than September 30, 1995. The Company has made no payments as yet for its restructuring program the cost of which is included in accrued liabilities as of June 30, 1995. The Company expects such payments to be completed by the end of the second quarter in 1996.

NOTE 3.  MANAGEMENT REPRESENTATION

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all the adjustments necessary to present fairly the Company's consolidated condensed financial position as of June 30, 1995 and December 31, 1994 and the consolidated condensed results of their operations and cash flows for the six months ended June 30, 1995 and July 31, 1994.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     On December 20, 1994 the Company elected to change its fiscal year from October 31 to December 31. The management discussion that follows compares the three and six months ended June 30, 1995 to the three and six months ended July 31, 1994, the closest previous quarter reported upon.

     Three and Six Months Ended June 30, 1995 Compared with Three and Six Months Ended July 31, 1994

     The Company's net sales for the three months ended June 30, 1995 were $4,774,000 compared to net sales of $5,559,000 for the three months ended July 31, 1994. The decrease is primarily attributable to higher returns. Sales for the six months ended June 30, 1995 increased $749,000 over the six months ended July 31, 1994, primarily due to higher sales of the Company's anti-stress face and bath pacs.

     The gross profit percentage for the three months ended June 30, 1995 increased 2% as a percentage of net sales over the three months ended July 31, 1994 primarily due to lower inventory reserves recorded during the period ended June 30, 1995 than during the period ended July 31, 1994.

     Selling costs for the six months ended June 30, 1995 increased $510,000 over the six months ended July 31, 1994 primarily due to higher selling, advertising and marketing costs.

     Restructuring charges of $1,395,000 were recorded in the second quarter to reflect the costs of closing down the Central Islip and Menlo Park facilities. See note 2.

     Other income (expense), net for the six months ended June 30, 1995 of ($588,000) includes an expense of $685,000 related to a change in estimated liability for certain environmental clean-up costs, a $284,000 charge related to foreign currency fluctuations, a $112,000 write down of an investment in marketable securities, a gain of $338,000 for insurance recoveries related to DES claims and a gain of $350,000 from the sale of property held by the Company's wholly-owned subsidiary. Other income (expense), net for the six months ended July 31, 1994 of ($305,000) includes one time expenses of $200,000 related to certain litigation and settlement costs, a gain of $131,000 related to the sale of substantially all of the assets of the Bahamas facility, and $127,000 of service fee revenue.

CAPITAL RESOURCES AND LIQUIDITY

     The Company has experienced operating cash flow deficiencies for a number of years and has relied upon asset sales and financing from stockholders to fund liquidity needs. At June 30, 1995, current liabilities exceeded current assets by $4,259,000 and cash required by operations was $5,217,000 for the six months ended June 30, 1995. The Company expects a continuing deficiency in cash generated from operations for the remainder of 1995.

     The Company does not expect to generate positive cash flow from operations for at least the remainder of 1995. Moreover, the Company does anticipate that additional funds will need to be raised to supplement current cash levels in order to meet its short-term liquidity issues and to fund the working capital deficit.

     Various plans, including the consolidation and relocation of certain facilities, have been prepared to control the growth of or reduce operating expenditures, as well as to improve gross margins and cash flows. To fund these activities, as well as the cash flow deficiencies noted above, the Company will attempt to obtain financing from its stockholders or other sources and sell non-operating assets. No assurances can be given that the Company will be successful in selling its non-operating assets or that financing will be available on terms acceptable to the Company.

     As reported in Note 2, the Company plans to consolidate certain facilities and start in-house production of certain of its product lines. An accrual for $1,395,000 has been recorded as of June 30, 1995 relating to the costs to close down the facilities. No payments have been made against the restructuring program.

     The Company has incurred significant expense in connection with its attempt to gain control of Avanza Corp. (``vanza'') and to finance the ongoing legal challenges to Avanza's and certain of its officers and directors actions in opposition thereto and may continue to incur additional expense in the future.



                                    PART II


ITEM 5.OTHER INFORMATION

a)  Settlement of Litigation

In June 1988, Berlex Laboratories, Inc. (`Berlex'') filed a number of related actions in the Superior Court of New Jersey, the United States District Court for the District of New Jersey, the United States District Court for the District of Delaware, the United States District Court for the District of Massachusetts, and the United States District Court for the District of the Virgin Islands. Defendants in those actions are Cooper Holdings, Inc., Cooper Development Company, The Cooper Companies, Inc., Cooper Life Sciences, Inc., The First National Bank of Boston (``rustee''), solely in its capacity as Trustee to the Cooper Laboratories, Inc. Liquidating Trust (``rust'') and various other individual and corporate defendants (collectively, ``efendants'').

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


b)  Submission of Matters to Vote of Security Holders

On April 26, 1995, the Company held an Annual Meeting of Stockholders for the purpose of electing four directors to the Board of Directors. The four nominees for election as directors were James E. Gilleran, Theodore H. Kruttschnitt, Parker G. Montgomery and Jackson L. Schultz, all of whom were then current members of the Board of Directors. Each of the nominees was reelected by at least 3,361,764 votes, representing 93% of the 3,629,376 shares outstanding and

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

c)  Transfer to Nasdaq Small Cap Market

On March 24, 1995 trading of the Company's common stock transferred from the Nasdaq National Market System to the Nasdaq Small Cap Market.

d)  Compliance with Environmental Laws

CDC is increasing its reserve for the environmental clean up of one of its former properties sold in 1986 to Cooper Technicon Inc. a former subsidiary of CDC. The $685,000 increase to the reserve is based upon recent analytical results showing an unexplained temporary, but localized, increase in containment concentration at one monitoring well at the site. Based on these results, New Jersey Department of Environmental Protection has required CDC to continue operating its Phase I Groundwater Recover System for an indefinite period.


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


                                      Cooper Development Company
                                      --------------------------
                                             (Registrant)

Date:  August 10, 1995             By:       MICHAEL J. BRADEN/S/
                                        ------------------------------
                                             Michael J. Braden
                                            Vice President and