Form 10-Q/A
period 1995-09-30
COOPER DEVELOPMENT CO
filed 1995-11-16
CIK 720062

                                  FORM 10-Q/A

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

SIGNATURE

                  COOPER DEVELOPMENT COMPANY AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                   (IN THOUSANDS, EXCEPT PER SHARE FIGURES)
                                  (UNAUDITED)

                                            Three Months Ended              Nine Months Ended
                                        September 30,  October 31,      September 30,  October 31,
                                        --------------------------      --------------------------
                                             1995          1994              1995         1994
                                             ----          ----              ----         ----
Net sales                                 $ 4,572       $ 5,780           $15,429       $15,888
Cost of sales                               2,833         2,922             8,080         7,894
                                          -------       -------           -------       -------

Gross profit                                1,739         2,858             7,349         7,994
                                          -------       -------           -------       -------

Research and development expenses             138           152               508           586
Selling expenses                            2,772         2,879             8,308         7,905
General and administrative expenses         2,055         2,088             5,714         5,788
Restructuring charges                       ----          ----              1,395         ----
Amortization of intangible assets              85           147               256           284
                                          -------       -------           -------       -------

Operating loss                             (3,311)       (2,408)           (8,832)       (6,569)

Interest income                                21           167               143           490
Interest expense                              (82)          (55)             (248)         (185)
Other income (expense), net                   584        (1,140)              279        (1,021)
                                          -------       -------           -------       -------
Loss before income taxes                   (2,788)       (3,436)           (8,658)       (7,285)
Income tax expense                             (5)          (28)              (15)          (52)
                                          -------       -------           -------       -------

Net loss                                  $(2,793)      $(3,464)          $(8,673)      $(7,337)
                                          =======       =======           =======       =======

Net loss per  share                       $ (0.77)      $ (0.95)          $ (2.39)      $ (2.02)

Average number of shares outstanding
 during the period                          3,629         3,629             3,629         3,629
                                          =======       =======           =======       =======

    See accompanying notes to consolidated condensed financial statements.

                  COOPER DEVELOPMENT COMPANY AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                   SEPTEMBER 30,       DECEMBER 31,
                                                       1995               1994
                                                       ----               ----
                                     ASSETS
Current assets:
 Cash and cash equivalents                           $ 2,511            $ 9,952
 Accounts receivable, net                              4,058              4,139
 Other receivables                                       287                429
 Inventories                                           6,820              6,009
 Prepaid expenses                                        120                190
                                                     --------           --------

   Total current assets                               13,796             20,719

Property, plant and equipment, net                     3,178              2,808
Intangible assets, net                                   112                116
Excess cost over net assets acquired, net              4,463              4,667
Other assets                                             549                515
                                                     --------           --------
                                                     $22,098            $28,825
                                                     ========           ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Short-term borrowings                               $ -----            $ 1,000
 Notes payable to related parties                      2,948              2,948
 Accounts payable                                      5,757              3,822
 Accrued expenses                                      6,366              5,633
 Tax liabilities                                       6,334              6,386
                                                     --------           --------

   Total current liabilities                          21,405             19,789

Other long-term liabilities                            1,991              2,195
                                                     --------           --------

   Total liabilities                                  23,396             21,984
                                                     --------           --------

Stockholders' equity (deficit):
 Common stock, $.10 par value per share                  447                447
 Additional paid-in capital                           68,580             68,580
 Foreign currency translation adjustments                678                250
 Accumulated deficit                                 (66,341)           (57,668)
 Cost of shares held in treasury                      (4,662)            (4,662)
 Unrealized loss on marketable securities              -----               (106)
                                                     --------           --------
   Total stockholders' equity                         (1,298)             6,841
                                                     --------           --------
                                                     $22,098            $28,825
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

     Three and Nine Months Ended September 30, 1995 Compared with Three and Nine Months Ended October 31, 1994

     The Company's net sales for the three months ended September 30, 1995 were $4,572,000 compared to net sales of $5,780,000 for the three months ended October 31, 1994. Sales for the nine months ended September 30, 1995 were $15,429,000 compared to net sales of $15,888,000 for the nine months ended October 31, 1994. The decreases are primarily due to higher returns and lower sales of the Company's Vitamin E Skin Care line.

     The gross profit percentage for the three months ended September 30, 1995 decreased 11 percentage points as a percentage of net sales over the three months ended October 31, 1994 primarily due to higher inventory reserves and higher returns referred to above.

     Selling costs for the nine months ended September 30, 1995 increased $403,000 over the nine months ended October 31, 1994 primarily due to higher marketing costs.

     Restructuring charges of $1,395,000 reflect the costs of closing down the Central Islip and Menlo Park facilities. See note 2.

     Other income (expense), net for the nine months ended September 30, 1995 of $279,000 includes a gain of $525,000 from a commission for services rendered to CVI/Beta, a gain of $338,000 for insurance recoveries related to DES claims, and a gain of $350,000 from the sale of property held by a wholly-owned subsidiary of the Company. These gains were partially offset by an expense of $685,000 related to a change in estimated liability for certain environmental clean-up costs, a $220,000 charge related to foreign currency fluctuations, a $112,000 write down of an investment in marketable securities. Other income (expense), net for the nine months ended October 31, 1994 of ($1,021,000) principally includes a reserve of $537,000 against the carrying value of stock and options acquired pertaining to a potential acquisition, one time expenses of $275,000 related to certain litigation and settlement costs, a gain of $131,000 related to the sale of substantially all of the assets of the Bahamas facility.

CAPITAL RESOURCES AND LIQUIDITY

     The Company has experienced operating cash flow deficiencies for a number of years and has relied upon asset sales and financing from stockholders to fund liquidity needs. At September 30, 1995, current liabilities exceeded current assets by $7,609,000 and cash required by operations was $6,038,000 for the nine months ended September 30, 1995. The Company does not expect to generate positive cash flow from operations for at least the remainder of 1995.

     On November 10, 1995, the Company announced that it entered into a Note and Warrant Purchase Agreement with the Company's two principal stockholders, Parker
G. Montgomery and Theodore H. Kruttschnitt pursuant to which a $4,000,000 unsecured line of credit has been established. The Company plans to use amounts drawn under the line of credit to finance its current operations.

     As reported in Note 2, the Company plans to consolidate certain facilities and start in-house production of certain of its product lines. An accrual for $1,395,000 has been recorded as of September 30, 1995 relating to the costs to close down the facilities. No payments have been made against the restructuring program.

     The Company has incurred significant expense in connection with its attempt to gain control of Avanza Corp. ("Avanza") and to finance the ongoing legal challenges to Avanza's and certain of its officers and directors actions in opposition thereto and may continue to incur additional expense in the future.

                                    PART II


ITEM 5.  OTHER INFORMATION

Note and Warrant Financing Transaction

The Company entered into a Note and Warrant Purchase Agreement, (the "1995 Note Purchase Agreement") as of November 10, 1995, with Mr. Montgomery, its Chairman of the Board and President, and Mr. Kruttschnitt, a Director, to finance current operations. The 1995 Note Purchase Agreement provides for a $4,000,000 unsecured line of credit of which $1,000,000 was drawn down as of November 10, 1995. The notes bear interest at 12% and are due on December 31, 2000. As consideration for the establishment of the line of credit, the Company has issued warrants to each of the lenders to purchase 500,000 shares of common stock of the Company. In addition, for each $1,000 actually borrowed under the line by the Company from each lender, the Company has agreed to issue to such lender warrants to purchase an additional 250 shares of common stock. As of November 10, 1995 the Company had issued a warrant to purchase 125,000 shares of common stock to each lender. The exercise price of the warrants is $2.50 per share.

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




                                            Cooper Development Company
                                            --------------------------
                                            (Registrant)



Date: November 14, 1995                     By:  /s/ MICHAEL J. BRADEN
                                                 ---------------------
                                                 Michael J. Braden
                                                 Vice President and
                                                 Chief Financial Officer