Form 10-K
period 1995-12-31
COOPER DEVELOPMENT CO
filed 1996-04-16
CIK 720062

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended DECEMBER 31, 1995

                                      OR

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ____________ to _____________

Commission file number 0-11727

                          COOPER DEVELOPMENT COMPANY
            (Exact name of registrant as specified in its charter)

DELAWARE                                 94-2876745
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

16160 CAPUTO DRIVE, MORGAN HILL, CA         95037
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 29, 1996:

COMMON STOCK, $.10 PAR VALUE- $2,177,626

Number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class                                    Outstanding at December 31, 1995
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

BUSINESS OPERATIONS

Skin Care and Cosmetics

     CDC, through its wholly owned subsidiary Cabot Laboratories, Inc. ("Cabot"), develops, manufactures and sells skin care and cosmetic products. Cabot's products are sold directly to drug chains and mass volume retailers by its own regional key account managers in the United States and to exclusive distributors outside the United States.

     The Cabot Vitmain E skin care line was one of the first to introduce Vitamin E to its products. Today Cabot offers the most extensive line of Vitamin E skin care products in the industry. Use of Vitamin E on the skin is of increasing interest because ongoing medical and academic studies continue to support fortifying the upper layers of the skin with Vitamin E. Vitamin E continues to be used topically to help neutralize free radicals formed in the environment by sunlight which are believed by many to be a major cause of premature aging.

     Avalon(R), a revolutionary new oatmeal fraction has been incorporated into a new line of skin care products by Cabot. The Avalon line will include anti-itch bath soaks and body sprays; and sensitive skin cleansing bars and body washes. Avalon will compliment Cabot's Seban(R) Solution which controls the secretion of facial oil "all day".

     Cabot is the leader in the sales of single use pacs. The Cabot Vitamin E skin care pac line includes Anti-Stress face pacs, bath soaks, and foot pacs as well as a line of hair care pacs. Cabot recently acquired the trademark Nature(R). Cabot has developed a revolutionary new line of protective peeling facials which it will commercialize under the Nature trademark. These new pacs are formulated with natural fruit ingredients shown to be beneficial to the skin. Also included under the Nature trademark will be Cabot's Homeopathic Sports Pacs, Marine Therapy Bath Pacs, and Hair Botanicals Pacs.

     Cabot also markets Cabot(R) Clear Perfection(R) Corrective Cosmetics. Cabot is the leading distributor of corrective cosmetics in the chain drug and mass volume retail channels of trade. Clear Perfection products are enriched with Vitamin E and designed to cover up blemishes and scars. Cabot recently introduced its Tools of the Trade(TM) collection under the Clear Perfection trademark. This new collection enhances the serious nature of the line by providing serious contouring and spot coverage products. The products in this collection are in attractive compacts and pencil forms to appeal to today's user. Other product forms include Corrective Cover Cream, Retouch Concealer, Cover Stick, Finishing Powder, Cover Cream Light cream to powder make-up in a mirrored compact, and Total Cover Liquid Make-up full coverage liquid with AHA.

     Cabot employed 42 full time and 28 full time temporary employees at December 31, 1995, at its new Morgan Hill, California facility. Cabot completed the move from its Central Islip, New York facilities to Morgan Hill, California in November, 1995.

     CDC also develops skin care products through its wholly owned subsidiary Cooper Cosmetics, S.A. ("CCSA"), a Swiss corporation. CCSA develops skin care products which it licenses to independent licensees principally in Europe under the Tokalon(R) trademark.

Antiviral and other

     CDC, through its wholly owned distributor, Difa Cooper ("DIFA"), manufactures and sells an antiviral product under an exclusive worldwide license to distributors outside the United States under various trademarks. Under the terms of the license, CDC pays a 5% royalty on sales of its antiviral product for use in the treatment of herpes zoster and tabes dorsalis and a 1.5% royalty for all other uses. This product line is subject to government regulation and control in each country in which it is sold. These products may also be subject to price controls and reimbursement limitations. Difa Cooper also distributes skin care products, including a line of products developed by a dermatologist which are sold under the Cosmeteci Magistrali(TM) trademark. DIFA was a distributor for Revo sunglasses until the distribution agreement expired in December 1995. See Note 14 of Notes to Consolidated Financial Statements in Item 8.

RECENT DEVELOPMENTS

     During 1995, plans were developed to reduce costs of goods and improve productivity. This restructuring involves consolidation of all offices and manufacturing facilities into one leased facility in Morgan Hill, California, and the resultant relocations, separations, and related costs. The consolidated statement of operations includes $1,395,000 of pretax charges relating to this program. Included in this amount is $810,000 for the severance costs of 71 employees working in manufacturing, distribution and administration at the Company's Islip New York facilites and $585,000 related to facility leases, closedown costs, and asset retirements. The closing of the Islip facilities was completed by December 31, 1995. The Company is currently negotiating to sublease its offices in New York City. The Company has paid $475,000 for its restructuring program in 1995 and expects such payments to be completed by the end of the second quarter in 1996.

     On November 10, 1995 the Company entered into a Note and Warrant Purchase Agreement (the "Purchase Agreement") with Parker G. Montgomery, the Company's President and Chairman of the Board of Directors, and Theodore H. Kruttschnitt, a member of the Company's Board of Directors. The Purchase Agreement provides for the establishment of a $4,000,000 line of credit in favor of the Company. The line of credit can be drawn down by the Company in $500,000 increments. Amounts drawn down will be due on December 31, 2000 and bear interest at the rate of 12% per annum. As consideration for the establishment of the line of credit, the Company issued warrants to each of the lenders to purchase 500,000 shares of Common Stock of the Company. In addition, for each $1,000 borrowed by the Company from a lender under the line of credit, the Company agreed to issue to such lender warrants to purchase an additional 250 shares of Common Stock. The exercise price of the warrants is $2.50 per share. The line of credit is an unsecured obligation.

     The transactions covered by the Purchase Agreement were negotiated and approved by a Special Committee of the Board of Directors of the Company, with the assistance of an independent investment banker and independent legal counsel. The Company has used amounts drawn under the lines of credit to repay existing accounts payable and for working capital. As of February 5, 1996, the Company had drawn $4,000,000 under the line of credit and had issued warrants to purchase 1,000,000 shares of its Common Stock to each of Mr. Montgomery and Mr. Kruttschnitt.

     On March 29, 1996 Mr. Montgomery advanced the Company $500,000. The advance is unsecured and bears interest at 12% per annum.

GENERAL INFORMATION REGARDING CDC'S BUSINESS

     Research and Development

     For the twelve months ended December 31, 1995, two months ended December 31, 1994, and twelve months ended October 31, 1994 and 1993 research and development expenditures were $718,000, $153,000, $729,000 and $467,000, respectively.

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

     Cabot competes in the skin care market through the uniqueness of its product formulations and their ingredient orientation, the quality of its products and their presentations to its customers and competitive pricing. Cabot offers a line of skin care and cosmetic products incorporating Vitamin E. In addition, Cabot markets a line of ingredient oriented and positioned unit dose pacs which includes hair pacs and Anti-Stress face, bath, and foot pacs and the Clear Perfection(TM) line of cover-up, problem/solution cosmetics. Cabot recently expanded its line of unit-dose pacs to include Hair Botanicals, Marine Therapy Bath Pacs, and Homeopathic Sports Pacs. Cabot competes in the skin care and cosmetics market with manufacturers such as Proctor & Gamble, Avon, Estee Lauder, Revlon, L'Oreal, Johnson & Johnson, Unilever, Maybelline, Del Laboratories, Saint Ives, and Freeman Cosmetics.

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

     CDC has incurred expenses in connection with the environmental cleanup of one of its former properties sold in 1986 to Cooper Technicon, Inc., a former subsidiary of CDC. CDC has also reserved for future expenses (including an additional $855,000 in 1995). In connection with this clean-up CDC has also initiated legal action to obtain reimbursement for these expenses from its insurers; however, it is not possible to predict the outcome of these efforts. See Note 9 of Notes to Consolidated Financial Statements in Item 8.

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

     Employees

     CDC employed 98 people, of whom 65 were full time employees, 5 were part time employees, and 28 were full time temporary employees at December 31, 1995. CDC employees are provided with insurance and welfare benefits comparable to those provided by CDC's competitors. CDC believes that its employee relations are good.

     Financial Information About Segments, Geographic Areas, Foreign and Domestic Operations and Export Sales

     See Note 11 of Notes to Consolidated Financial Statements in Item 8.

ITEM 2.   PROPERTIES

     The following are the principal leased facilities of CDC:

                                                APPROX.    APPROX.
                                              FLOOR AREA    ANNUAL     EXPIRATION
    LOCATION        PRINCIPAL OPERATIONS       (SQ. FT.)     RENT         DATE
    --------        --------------------       --------      ----         ----
Morgan Hill, CA    Offices, Assembly,           45,650     $219,600      July 1997
                   Distribution and Research
                   and Development

New York, NY       Offices                       7,670     $270,000  November 2003

     CDC also owns its facilities in Italy, leases its facilities in Switzerland and is currently negotiating to sublease its offices in New York City (see Note 4 of Notes to Consolidated Financial Statements in Item 8).

     CDC believes that its offices, plants and facilities are well maintained and generally adequate for its present needs and their intended uses.

ITEM 3.   LEGAL PROCEEDINGS

     During 1995, CDC settled numerous legal actions in which it was a defendant, including those described below. During 1995, CDC continued to be involved in a group of product liability actions as described below. In the opinion of management, after consultation with legal counsel, the disposition of such actions will not materially affect CDC's financial position or results of operations.

     Avanza Corp.

     The Company purchased options to acquire in excess of 51% of the outstanding shares, on a fully diluted basis, of Avanza Corp. ("Avanza"), a privately-held California corporation engaged primarily in the development, manufacture and distribution of cosmetics and beauty aids. The options contemplated a purchase price of $2.04 per share, based on various factors, including an aggregate purchase price of $5,000,000 for all of the Avanza shares issued, on a fully diluted basis, prior to May 1994. The Company paid approximately $462,400 ($.30 per share) for the options, which payment was to be credited against the purchase price paid for the shares, if the options were exercised. As of October 31, 1994, the Company had exercised options covering an aggregate of 99,375 shares.

     On August 15, 1994, in the Superior Court of the State of California for the County of San Bernardino, certain of the Avanza shareholders who granted options to the Company for the purchase of their shares filed a lawsuit against Avanza and each of its directors alleging, among other things, breach of fiduciary duty. The primary actions of the Avanza directors which were the subject of the lawsuit were the purported issuances to certain directors, officers, employees and a supplier of Avanza, at $0.97 per share, of 1,096,287 shares of Avanza stock in May and July 1994. Such issuances, if valid, would have resulted in substantial dilution to the pre-existing Avanza shareholders and would have substantially reduced the percentage of Avanza shares subject to the options referred to above, thereby effectively preventing the Company from obtaining a controlling interest in Avanza.

     In addition to seeking monetary damages, the plaintiffs demanded that Avanza and its directors be enjoined from issuing additional Avanza securities or any rights to acquire the same. The plaintiffs also sought to have the Court impose a constructive trust with respect to a majority of the shares purportedly issued in May and July 1994, with such defendants and Avanza's corporate secretary to be enjoined from taking any action with respect to any of the Avanza shares placed in the constructive trust.

     On August 25, 1994, the Company, an Avanza shareholder who assisted the Company in obtaining the Avanza options, and that shareholder's employer were named as defendants in a related lawsuit brought by Avanza in the United States District Court for the Central District of California alleging violation of
Section 14(e) of the Williams Act, breach of contract and various related claims. In addition to seeking monetary damages, the plaintiff demanded that the Company be enjoined from exercising the options granted to it by the Avanza shareholders. On August 30, 1994, the Court denied Avanza's request to enjoin the exercise of the options by the Company. Thereafter, this case was dismissed at Avanza's request.

     On September 29, 1994, Avanza filed a cross-complaint against the Company and others in the lawsuit pending in the San Bernardino County Superior Court referred to above. The cross-complaint sought to recover unspecified damages for breach of contract, interference with contract and unfair competition, and sought to enjoin the Company from exercising the options granted to it by the Avanza shareholders.

     On November 22, 1995, the Company entered into an Agreement of Settlement and General Release (the "Settlement Agreement") with Avanza and numerous other parties which resolved all disputes relating to the Company's efforts to acquire Avanza. Under the terms of the Settlement Agreement, the lawsuits filed in San Bernadino County Superior Court Holmes v. Avanza Corp., et al and Cooper Development Company v. Bomatic, Inc. et al. were dismissed, Avanza purchased 99,375 shares of Avanza Common Stock from the Company for $69,562.50, and Avanza paid $100,000 to the Company. In addition, Avanza transferred ownership of the "Nature" trademark in the United States and Canada to the Company and entered into a manufacturing and supply agreement with the Company to provide products sold under the "Nature" name through December 31, 1996.

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

     By these actions, Berlex sought to force CDC, CLS and TCC, the Trustee and the various individual defendants to ensure that Berlex would be indemnified, if the need for indemnification should arise, with regard to Diethylstilbestrol ("DES") claims and environmental problems that could possibly arise at the Virgin Islands and Cedar Knolls facilities sold to Berlex by Cooper Laboratories, Inc. ("Labs"), in 1979 along with certain assets of Labs' internal medicine business.

     In November 1991, the parties settled the environmental claims related to the Cedar Knolls facility. In January 1992, the parties settled all remaining aspects of the litigation, which included both the DES and Virgin Islands issues. However, before the terms of the agreement could be effected, the Trust filed for protection under Chapter 7 of the U.S. Bankruptcy Code, and, as a result, the January 1992 settlement agreement became void ab initio. However, the Trust's filing did not affect the November 1991 agreement. In August 1995, the U.S. Bankruptcy Court for the District of Delaware approved a settlement agreement pursuant to which all actions initiated by Berlex were withdrawn with prejudice. The settlement agreement did not require a financial contribution by the Company.



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

     A majority of the DES claims and cases have been resolved and the Company expects to resolve the remainder during 1996. Since the Trust filed for protection under Chapter 7 of the U.S. Bankruptcy Code, in June 1992, all remaining DES actions were stayed against the Trust pursuant to the automatic stay provision of the U.S. Bankruptcy Code. The Company has been advised that bankruptcy proceedings filed by the Trust is expected to be resolved in 1996 which should eliminate all pending claims and lawsuits against Labs. In a concurrent order, the Trust will also be dissolved. The Company continuously evaluates its exposure from DES claims in relation to unsettled cases and claim settlements and believes that the estimated liability for claims recorded in its financial statements as of December 31, 1995 is sufficient to satisfy its claim obligations. The Company also initiated legal action to obtain reimbursement from insurers and received approximately $448,000 from such insurers in 1995. The Company expects to receive an additional $1,200,000 from such insurers in 1996. See Note 9 of Notes to Consolidated Financial Statements in Item 8.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year covered by this report.


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded in the OTC Bulletin Board. The Company has not paid cash dividends since the initial public offering of its common stock in August 1983, and the Company anticipates that for the foreseeable future any earnings will be retained for use in its business and no cash dividends will be paid on its common stock.

     At December 31, 1995, there were 5,536 stockholders of record. The other information called for by this item is set forth in Note 13 of Notes to Consolidated Financial Statements in Item 8.

ITEM 6. SELECTED FINANCIAL DATA

                         FIVE YEAR FINANCIAL HIGHLIGHTS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    YEAR ENDED   TWO MONTHS           FISCAL YEARS ENDED OCTOBER 31,
                                                      DEC 31,    ENDED DEC 31,   ------------------------------------------
                                                       1995         1994        1994      1993        1992         1991
                                                       ----         ----        ----      ----        ----         ----
SUMMARY OF CONSOLIDATED OPERATIONS
- ----------------------------------
Net sales                                             $ 20,160      $ 3,003   $20,078   $17,937     $16,308     $ 6,217
Cost of sales                                           11,331        1,397     9,659     7,446       6,559       2,343
                                                      --------      -------   -------   -------     -------     -------
Gross profit                                             8,829        1,606    10,419    10,491       9,749       3,874
Research and development expenses                          718          153       729       467         533         327
Selling, general and administrative expenses            17,947        3,204    17,500    15,084      12,000       5,409
Restructuring charges (1)                                1,395           --        --        --          --          --
Amortization of intangible assets (2)                      400           56       352       274       2,687       2,504
                                                      --------      -------   -------   -------     -------     -------
Operating loss                                         (11,631)      (1,807)   (8,162)   (5,334)     (5,471)     (4,366)
Gain on sale of limited partnership interest (3)            --           --        --        --          --      18,340
Interest income                                            179           77       550        53         223         576
Interest expense                                          (359)         (42)     (333)     (262)        (76)        (87)
Other income (expense), net (4)                            344          (30)   (1,293)     (459)        (60)     (1,245)
                                                      --------      -------   -------   -------     -------     -------
Income (loss) from continuing operations before
    income taxes and extraordinary item                (11,467)      (1,802)   (9,238)   (6,002)     (5,384)     13,218
Provision for income tax benefit (expense)                (272)         (89)    1,015       (65)        (86)     (6,523)
                                                      --------      -------   -------   -------     -------     -------
Income (loss) from continuing operations before
    extraordinary item                                 (11,739)      (1,891)   (8,223)   (6,067)     (5,470)      6,695
Discontinued operations (5):
    Loss from operations (net of tax benefits
       of $695 in fiscal 1994)                              --           --    (1,000)   (1,023)       (199)     (1,236)
    Gain on sale of operations (net of taxes of
       $1,935 in fiscal 1994)                               --           --    16,850        --          --          --
                                                      --------      -------   -------   -------     -------     -------
Income (loss) from discontinued operations                  --           --    15,850    (1,023)       (199)     (1,236)
Extraordinary item (6)                                      --           --        --        --          --       4,365
                                                      --------      -------   -------   -------     -------     -------
Net income (loss)                                     $(11,739)     $(1,891)  $ 7,627   $(7,090)    $(5,669)    $ 9,824
                                                      ========      =======   =======   =======     =======     =======

Net income (loss) per share before extraordinary
    item - primary:
       Continuing operations                          $  (3.23)     $ (0.52)  $ (2.27)  $ (2.00)    $ (2.26)    $  2.19
       Discontinued operations                              --           --      4.37      (.34)       (.08)       (.40)
Extraordinary item (6)                                      --           --        --        --          --        1.42
                                                      --------      -------   -------   -------     -------     -------
Net income (loss) per share - primary                 $  (3.23)     $ (0.52)  $  2.10   $ (2.34)    $ (2.34)    $  3.21
                                                      ========      =======   =======   =======     =======     =======

Net income (loss) per share before extraordinary
    item - fully diluted:
       Continuing operations                          $  (3.23)     $ (0.52)  $ (1.57)  $ (2.00)    $ (2.26)    $  2.19
Discontinued operations                                     --           --      3.12      (.34)       (.08)       (.40)
Extraordinary item (6)                                      --           --        --        --          --        1.42
                                                      --------      -------   -------   -------     -------     -------
Net income (loss) per share - fully diluted           $  (3.23)     $ (0.52)  $  1.55   $ (2.34)    $ (2.34)    $  3.21
                                                      ========      =======   =======   =======     =======     =======

Average number of shares outstanding -                   3,629        3,629     3,629     3,033       2,420       3,058
                                                      ========      =======   =======   =======     =======     =======
    primary
Average number of shares outstanding -                   3,629        3,629     5,086     3,033       2,420       3,058
                                                      ========      =======   =======   =======     =======     =======
    fully diluted

___________________________
See page 10 for explanatory notes.

                         FIVE YEAR FINANCIAL HIGHLIGHTS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  DECEMBER 31,                   OCTOBER 31,
                                              -------------------      ------------------------------
SUMMARY OF CONSOLIDATED FINANCIAL POSITION      1995        1994       1994     1993     1992     1991
- ------------------------------------------      ----        ----       ----     ----     ----     ----
Current assets                                $12,732     $20,719    $22,858  $10,486  $10,240  $13,482
Property, plant and equipment, net              3,359       2,808      2,734    1,248    1,099      963
Intangible assets, net                          4,448       4,783      4,835    4,982    5,216    8,419
Other assets                                      530         515        501      308      186      158
Net assets discontinued operations (5)             --          --         --    4,225    4,997    4,524
                                              -------     -------    -------  -------  -------  -------
Total assets                                  $21,069     $28,825    $30,928  $21,249  $21,738  $27,546
                                              =======     =======    =======  =======  =======  =======

Current liabilities                           $21,006     $19,789    $19,915  $16,988  $ 7,832  $ 6,772
Other long-term liabilities                     4,393       2,195      2,189    3,073    7,515    8,729
                                              -------     -------    -------  -------  -------  -------
Total liabilities                              25,399      21,984     22,104   20,061   15,347   15,501
Stockholders' equity (7)                       (4,330)      6,841      8,824    1,188    6,391   12,045
                                              -------     -------    -------  -------  -------  -------
Total liabilities and stockholders' equity    $21,069     $28,825    $30,928  $21,249  $21,738  $27,546
                                              =======     =======    =======  =======  =======  =======

Book value per share (7)                      $ (1.19)    $  1.89    $  2.43  $   .33  $  2.64  $  4.97
                                              =======     =======    =======  =======  =======  =======

_________________________
(1) In 1995, the Company consolidated several offices and manufacturing facilities into a newly leased faciltiy in Morgan Hill. The $1,395,000 charge to income includes costs for severance, facility leases and close down costs.

(2) In fiscal 1992 the periods over which certain intangibles were being amortized was re-evaluated.

(3) Sale of limited partnership interest to Limited Direct Associates, L.P. for $18,750,000 resulting in a gain on sale, net of certain expenses, of $18,340,000 or $6.00 per share.


(4) The year ended December 31, 1995 includes income of $1,142,000 related to certain litigation and insurance settlements, a gain of $366,000 on the sale of property and an expense of $855,000 related to a change in estimated liability for certain environmental clean up costs. Fiscal 1994 includes an expense of $575,000 related to certain litigation and settlement costs, a reserve of $537,000 for stock and options pertaining to a potential acquisition and an expense of $206,000 related to a change in estimated liability for certain environmental clean up costs. Fiscal 1991 includes an expense of $1,222,000 related to a change in the estimated liability for certain product liability claims. See Notes 9 and 17 of Notes to Consolidated Financial Statements in Item 8.

                                              1994     1993      1992     1991
(5)  Includes net sales from discontinued     ----     ----      ----     ----
     operations as follows (in thousands):   $3,110  $18,462   $15,702  $10,085

     See Note 6 of Notes to Consolidated Financial Statements in Item 8.

(6)  Reflects utilization of net capital loss carryforwards in 1991.

(7) Fiscal 1993 reflects a net increase of $2,144,000 from the April 1993 sale of 1,209,792 shares pursuant to the Rights Offering. Fiscal years ended 1994 through 1991 reflects the August 1991 reduction of 837,940 shares of common stock acquired at a cost of $4,609,000. (Book value per share is calculated based upon shares outstanding at the end of the year.) See Note 15 of Notes to Consolidated Financial Statements in Item 8.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     On December 20, 1994 the Company elected to change the fiscal year from October 31 to December 31. The management discussion that follows compares the twelve months ended December 31, 1995 to the twelve months ended October 31, 1994, therefore the current period results are not directly comparable with those of the prior period.

     On January 28, 1994, the Company sold substantially all of the assets and the buyer of such assets assumed substantially all of the liabilities of its subsidiary, Revo, Inc. The results of the Company have been restated so as to segregate the discontinued operations from continuing operations. The management discussion that follows pertains to the Company's continuing operations.

     1995 Compared with 1994

     Net sales for the year ended December 31, 1995 were flat compared to the sales for the twelve months ended October 31, 1994 as increased sales of the Company's antiviral product were offset by lower sales of Skin care products.

     The gross profit percent to sales decreased eight percentage points as a percent of net sales over the twelve months ended October 31, 1994 primarily due to higher inventory reserves and write-offs, higher returns and close out sales at below standard gross margins.

     Selling costs increased $560,000 primarily due to higher consulting and personnel costs.

     Restructuring costs of $1,395,000 reflect the costs of closing down the Central Islip and Menlo Park facilities. See note 7 of Notes to Consolidated Financial Statements in Item 8.

     Interest income decreased $371,000 due to lower cash reserves available for short term investments.

     Other income (expense), net of $344,000 for the year ended December 31, 1995 includes a gain of $525,000 from a commission for services rendered to CVI/Beta, a gain of $448,000 for insurance recoveries related to DES claims, and a gain of $350,000 from the sale of property held by a wholly-owned subsidiary of the Company. These gains were partially offset by an expense of $855,000 related to a change in estimated liability for certain environmental cleanup costs, a $268,000 charge related to foreign currency fluctuations, and a $112,000 write down of an investment in marketable securities. Other income (expense), net for the year ended October 31, 1994 of ($1,293,000) includes a one-time expense of $575,000 related to certain litigation and settlement costs, a reserve of $537,000 for stock and options pertaining to a potential acquisition and an expense of $206,000 related to a change in estimated liability for certain environmental clean-up costs. These expenses were partially offset by a gain of $131,000 related to the sale of substantially all of the assets of the Bahamas facility, and $194,000 of distribution service fee revenue.

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

       Selling, general and administrative expenses for the two months ended December 31, 1994 amounted to $3,204,000 and were comprised of selling costs of $1,132,000, advertising costs of $409,000 and general and administrative costs of $1,663,000. Selling, general and administrative expenses for the three months ended January 31, 1994 amounted to $3,807,000 and were comprised of selling costs of $1,704,000, advertising costs of $546,000 and general and adminsitrative costs of $1,557,000.

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

CAPITAL RESOURCES AND LIQUIDITY

     The Company has experienced operating cash flow deficiencies for a number of years and has relied upon asset sales and financing from stockholders to fund liquidity needs. At December 31, 1995, current liabilities exceeded current assets by $8,274,000 and cash required by continuing operations was $7,786,000 for the year then ended.

     On November 10, 1995, the Company entered into a Note and Warrant
Purchase Agreement with Parker G. Montgomery and Theodore H Kruttschnitt. The agreement provides for the establishment of a $4,000,000 line of credit which can be drawn down in $500,000 increments. The notes are due on December 31, 2000 and bear interest at the rate of 12% per annum. As consideration for the establishment of the line, the Company issued warrants to each lender to purchase 500,000 shares of the Common Stock of the Company. In addition, for each $1,000 borrowed by the Company from a lender under the line of credit, the Company agreed to issue to such lender warrants to purchase an additional 250 shares of Common Stock. The exercise price of the warrants price is $2.50 per share. As of December 31, 1995 the Company had drawn down $2,000,000.

     The Company expects a continuing deficiency in cash generated from operations in 1996. The Company plans to use the cash obtained for the line of credit described above to fund its short term obligations. In addition, the Company will continue its efforts to reduce costs and improve operating efficiencies and may consider selling or licensing certain product lines and may sell certain assets. The Company may also obtain additional financing from stockholders, financial institutions or other sources to fund its long term liquidity and capital expenditure requirements. No assurances can be given that the Company will obtain financing on terms acceptable to the Company.

     During 1995, the Company restructured its operations by consolidating its Central Islip and Menlo Park facilities to Morgan Hill CA. The Company recorded a restructuring charge of $1,395,000 and paid $475,000 in 1995 and expects to pay the balance of the charges by the end of the second quarter in 1996.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  COOPER DEVELOPMENT COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                YEAR ENDED    TWO MONTHS ENDED   FISCAL YEARS ENDED
                                               DECEMBER 31,     DECEMBER 31,        OCTOBER 31,
                                                                                 -------------------
                                                  1995             1994           1994       1993
                                                  ----             ----           ----       ----
Net Sales                                         $ 20,160       $ 3,003        $20,078    $17,937
Cost of Sales                                       11,331         1,397          9,659      7,446
                                                  --------       -------        -------    -------
Gross profit                                         8,829         1,606         10,419     10,491
                                                  --------       -------        -------    -------

Research and development expenses                      718           153            729        467
Selling expense                                     10,715         1,541         10,155      8,821
General and administrative expenses                  7,232         1,663          7,345      6,263
Restructuring charges                                1,395            --             --         --
Amortization of intangible assets                      400            56            352        274
                                                  --------       -------        -------    -------

Operating loss                                     (11,631)       (1,807)        (8,162)    (5,334)

Interest income                                        179            77            550         53
Interest expense                                      (359)          (42)          (333)      (262)
Other income (expense), net                            344           (30)        (1,293)      (459)
                                                  --------       -------        -------    -------
Loss from continuing operations
    before income taxes                            (11,467)       (1,802)        (9,238)    (6,002)
Provision for income tax benefit (expense)            (272)          (89)         1,015        (65)
                                                  --------       -------        -------    -------
Loss from continuing operations                    (11,739)       (1,891)        (8,223)    (6,067)
                                                  --------       -------        -------    -------
Discontinued operations:
    Loss from operations (net of tax
    benefits of $695 in fiscal 1994)                    --            --         (1,000)    (1,023)
    Gain on sale of operations (net of taxes
    of $1,935 in fiscal 1994)                           --            --         16,850         --
                                                  --------       -------        -------    -------
Income (loss) from discontinued
    operations                                          --            --         15,850     (1,023)
                                                  --------       -------        -------    -------
Net income (loss)                                 $(11,739)      $(1,891)       $ 7,627    $(7,090)
                                                  ========       =======        =======    =======

Net income (loss) per share - primary:
    Continuing operations                         $  (3.23)      $ (0.52)       $ (2.27)   $ (2.00)
    Discontinued operations                             --            --           4.37       (.34)
                                                  --------       -------        -------    -------
Net income (loss) per share - primary             $  (3.23)      $ (0.52)       $  2.10    $ (2.34)
                                                  ========       =======        =======    =======
Net income (loss) per share -
    fully diluted:

    Continuing operations                         $  (3.23)      $ (0.52)       $ (1.57)   $ (2.00)
    Discontinued operations                             --            --           3.12       (.34)
                                                  --------       -------        -------    -------
Net income (loss) per share -
    fully diluted                                 $  (3.23)      $ (0.52)       $  1.55    $ (2.34)
                                                  ========       =======        =======    =======

Average number of shares outstanding -
    primary                                          3,629         3,629          3,629      3,033
                                                  ========       =======        =======    =======
Average number of shares outstanding -
    fully diluted                                    3,629         3,629          5,086      3,033
                                                  ========       =======        =======    =======

          See accompanying notes to consolidated financial statements.

                  COOPER DEVELOPMENT COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                         DECEMBER 31,      DECEMBER 31,     OCTOBER 31,
                                                         ------------      ------------     -----------
                                                             1995             1994             1994
                                                             -----            ----             ----
                        ASSETS
Current assets:
 Cash and cash equivalents                                $  2,780           $  9,952        $ 12,286
 Accounts receivable, net of allowance of $1,948,
   $1,092, and $981 at December 31, 1995 and
   1994 and October 31, 1994, respectively                   4,211              4,139           4,374
 Other receivables                                             302                429             407
 Inventories                                                 5,200              6,009           5,482
 Prepaid expenses                                              239                190             309
                                                          --------           --------        --------
        Total current assets                                12,732             20,719          22,858

Property, plant and equipment at cost, net                   3,359              2,808           2,734
Intangible assets, net of accumulated amortization of
 $1,422, $1,022 and $966 as of December 31, 1995,
  1994 and October 31, 1994, respectively:
   Trademarks, tradenames and licenses                         167                116             112
   Excess cost over net assets acquired                      4,281              4,667           4,723
Other assets                                                   530                515             501
                                                          --------           --------        --------
                                                          $ 21,069           $ 28,825        $ 30,928
                                                          ========           ========        ========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Short-term borrowings                                    $     --           $  1,000        $  1,000
 Notes and advances payable to related parties               2,948              2,948           2,948
 Accounts payable                                            5,853              3,822           3,856
 Accrued expenses                                            5,600              5,633           5,822
 Tax liabilities                                             6,605              6,386           6,289
                                                          --------           --------        --------
      Total current liabilities                             21,006             19,789          19,915

Notes and advances payable to related parties                2,450                 --              --
Other long-term liabilities                                  1,943              2,195           2,189
                                                          --------           --------        --------
      Total liabilities                                     25,399             21,984          22,104
                                                          --------           --------        --------

Stockholders' equity (deficit):
  Preferred stock, $.10 par value; 10,000,000
    shares authorized; none issued                              --                 --              --
  Common stock, $.10 par value; 10,000,000
    shares authorized; 4,470,546 shares
    issued; 3,629,376 shares outstanding                       447                447             447
  Additional paid-in capital                                68,580             68,580          68,580
  Foreign currency translation adjustments                     712                250             341
  Accumulated deficit                                      (69,407)           (57,668)        (55,777)
  Cost of 841,170 shares held in treasury                   (4,662)            (4,662)         (4,662)
  Unrealized loss on marketable securities                      --               (106)           (105)
                                                          --------           --------        --------
      Total stockholders' equity (deficit)                  (4,330)             6,841           8,824
                                                          --------           --------        --------
Commitments and contingencies
                                                          $ 21,069           $ 28,825        $ 30,928
                                                          ========           ========        ========

          See accompanying notes to consolidated financial statements.

                  COOPER DEVELOPMENT COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (IN THOUSANDS)

                                                                                          TWO MONTHS
                                                                         YEAR ENDED         ENDED           FISCAL YEARS ENDED
                                                                        DECEMBER 31,      DECEMBER 31,          OCTOBER 31,
                                                                                                                ----------
                                                                           1995              1994          1994           1993
                                                                           ----              ----          ----           ----
Cash flows from operating activities:
  Net loss from continuing operating activites:                         $(11,739)          $(1,891)      $(8,223)      $(6,067)
  Adjustments to reconcile net loss to net cash
   used by continuing operating activities:
   Depreciation and amortization                                             868               110           786           649
   Valuation adjustment on Avanza stock and options                           --                --           537            --
   Gain on sale of property                                                 (359)               --            --            --
   Other                                                                     586               (92)          (99)         (389)
   Changes in assets and liabilities, net of effects from
    acquisitions:
    Restricted cash                                                           --                --         1,121           307
    Accounts receivable                                                      (72)              235        (1,803)          474
    Other receivables                                                        127               (22)          231         1,044
    Inventories                                                              809              (527)       (1,928)         (138)
    Prepaid expenses                                                         (49)              119            30           (92)
    Other assets                                                             (15)              (14)         (139)           --
    Accounts payable and accrued expenses                                  1,998              (223)        1,948         1,152
    Tax liabilities                                                          219                97            28            --
    Other long-term liabilities                                             (159)                6            --            --
                                                                        --------           -------       -------       -------
    Net cash used by continuing operating activities                      (7,786)           (2,202)       (7,511)       (3,060)
    Net cash used by discontinued operating activities                        --                --        (2,270)         (249)
                                                                        --------           -------       -------       -------
     Net cash used by operating activities                                (7,786)           (2,202)       (9,781)       (3,309)
                                                                        --------           -------       -------       -------

Cash flows from investing activities:
  Proceeds from sale of discontinued operations                               --                --        22,521            --
  Proceeds from sale of fixed assets and intangible assets                   739                --           259            17
  Purchase of fixed and intangible assets                                 (1,482)             (132)         (930)         (571)
  Purchase of Avanza common stock and options                                 --                --          (637)           --
  Cash acquired in CDSA transaction, net of amounts disbursed                 --                --           731            --
                                                                        --------           -------       -------       -------
     Net cash provided (used) by investing activities                       (743)             (132)       21,944          (554)
                                                                        --------           -------       -------       -------

Cash flows from financing activities:
  Borrowings from related parties, net of stock purchases                  2,450                --            --         2,948
  Net proceeds from sale of common stock                                      --                --            --         2,144
  Net borrowings (payments) from short-term notes                         (1,000)               --        (1,300)          150
  Payments of other long-term liabilities                                    (93)               --          (867)         (200)
                                                                        --------           -------       -------       -------
       Net cash provided (used) by financing activities                    1,357                --        (2,167)        5,042
                                                                        --------           -------       -------       -------

Net increase (decrease) in cash and cash equivalents                      (7,172)           (2,334)        9,996         1,179
Cash and cash equivalents, beginning of year                               9,952            12,286         2,290         1,111
                                                                        --------           -------       -------       -------
Cash and cash equivalents, end of year                                  $  2,780           $ 9,952       $12,286       $ 2,290
                                                                        ========           =======       =======       =======

          See accompanying notes to consolidated financial statements.

                  COOPER DEVELOPMENT COMPANY AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITYO
                                (IN THOUSANDS)

                                       YEAR ENDED DECEMBER 31, 1995, TWO MONTHS ENDED DECEMBER 31,  1994,
                                                AND YEARS ENDED OCTOBER 31, 1994 AND  1993
                                                                                                        UNREALIZED
                                    COMMON STOCK      ADDITIONAL                                          LOSS ON
                                    ------------
                                             PAR       PAID-IN   TRANSLATION    ACCUMULATED  TREASURY    MARKETABLE
                                  SHARES   VALUE       CAPITAL   ADJUSTMENT       DEFICIT     STOCK      SECURITIES     TOTAL
                                  ------   -----       -------   ----------       -------     -----      ----------     -----
BALANCE OCTOBER 31, 1992           3,261  $   326     $ 66,557     $    484     $ (56,314)   $ (4,662)    $     --     $  6,391
 Net loss                             --       --           --           --        (7,090)         --           --       (7,090)
 Proceeds from rights
  offering net of offering costs   1,210       121       2,023           --            --          --           --        2,144
 Aggregate translation
  adjustment                          --        --          --         (198)           --          --           --         (198)
 Valuation adjustment                 --        --          --           --            --          --          (59)         (59)
                                --------  --------    --------     --------      --------    --------     --------     --------
BALANCE OCTOBER 31, 1993           4,471       447      68,580          286       (63,404)     (4,662)         (59)       1,188
 Net Income                           --        --          --           --         7,627          --           --        7,627
 Aggregate translation
  adjustment                          --        --          --           55            --          --           --           55
 Valuation adjustment                 --        --          --           --            --          --          (46)         (46)
                                --------  --------    --------     --------      --------    --------     --------     --------
BALANCE OCTOBER 31, 1994           4,471       447      68,580          341       (55,777)     (4,662)        (105)       8,824
 Net Loss                             --        --          --           --        (1,891)         --           --       (1,891)
 Aggregate translation
  adjustment                          --        --          --          (91)           --          --           --          (91)
 Valuation adjustment                 --        --          --           --            --          --           (1)          (1)
                                --------  --------    --------     --------      --------    --------     --------     --------
BALANCE DECEMBER 31, 1994          4,471       477      68,580          250       (57,668)     (4,662)        (106)       6,841
 Net Loss                             --        --          --           --       (11,739)         --           --      (11,739)
 Aggregate translation
  adjustment                          --        --          --          462            --          --           --          462
 Valuation adjustment                 --        --          --           --            --          --          106          106
                                --------  --------    --------     --------      --------    --------     --------     --------
BALANCE DECEMBER 31, 1995          4,471  $    447    $ 68,580     $    712     $ (69,407)   $ (4,662)    $     --     $ (4,330)
                                ========  ========    ========     ========     =========    ========     ========     ========

         See accompanying notes to consolidated financial statements.

                  COOPER DEVELOPMENT COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements include the accounts of Cooper Development Company (the "Company" or "CDC") and its wholly owned subsidiaries. All material intercompany transactions and accounts are eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CDC's present and future operations, particularly with respect to certain of its longer range goals, may be subject to regulation under the Occupational Safety and Health Act, National Environmental Policy Act, Resource Conservation and Recovery Act, Toxic Substances Control Act and other present or possible future legislation or regulations. During 1994, the Italian health authorities revised the register of pharmaceutical products resulting in the reclassification of the Company's antiviral product from the completely reimbursable category to a category that requires the customer to pay full price for the product. This change may have an adverse effect on sales of the Company's antiviral product. CDC believes, however, that except with respect to regulation of its antiviral product by foreign governmental agencies, applicable government regulations would not materially impair CDC's ability to sell its products. The antiviral product is sold by the Company's wholly owned subsidiary DIFA Cooper ("DIFA"). DIFA was a distributor for Revo sunglasses until the distribution agreement expired in December 1995.

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

     Property plant and equipment are stated at cost.

     Depreciation is computed principally on the straight-line method in amounts sufficient to write-off the cost of depreciable assets over their estimated useful lives ranging from 3 to 8 years. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the related lease term.

     Income taxes: The Company accounts for income tax using the asset and liability method as prescribed by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, (Statement 109). Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     The Company adopted Statement 109 effective November 1, 1993. There was no cumulative effect of a change in the method of accounting for income taxes because the Company reported a valuation allowance for the entire amount of deferred tax assets as of November 1, 1993.

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

     Intangible assets are amortized on a straight-line basis over their estimated useful lives which range from 2 to 20 years. Management assesses the carrying value of intangible assets annually by reference to the operating performance of companies acquired and projected future cash flows. An impairment reserve, if any, is recorded at such time as the Company believes that the carrying value of the asset will not be fully realized during its amortization period (see Note 5).

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

NOTE 2.   INVENTORIES

     Inventories  consist of the following (in thousands):

                                          DECEMBER 31,    OCTOBER 31,
                                       1995        1994     1994
                                       ----        ----     ----
          Raw materials              $2,290      $2,775   $2,389
          Work-in-process                73          23       23
          Finished goods              3,573       3,804    3,507
                                     ------      ------   ------
                                      5,936       6,602    5,919
          Less inventory reserves      (736)       (593)    (437)
                                     ------      ------   ------
                                     $5,200      $6,009   $5,482
                                     ======      ======   ======

NOTE 3.   TRANSACTIONS WITH RELATED PARTIES

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

     On April 30, 1993, Mr. Kruttschnitt and Mr. Montgomery applied an aggregate of $2,051,902 principal amount of notes issued pursuant to the 1992 and February 1993 Note Purchase Agreements towards the purchase of an aggregate of 1,078,813 shares of common stock in the Rights Offering described in Note 15.

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

     On November 10, 1995 the Company entered into a Note and Warrant Purchase Agreement, (the "1995 Note Purchase Agreement") with Mr. Montgomery and Mr.
Kruttschnitt   to finance current operations.  The 1995 Note Purchase Agreement provides for a $4,000,000 unsecured line of credit of which $2,000,000 was drawn down as of December 31, 1995. The notes bear interest at 12% and are due on December 31, 2000. As consideration for the establishment of the line of credit, the Company has issued warrants to each of the lenders to purchase 500,000 shares of common stock of the Company. In addition, for each $1,000 actually borrowed under the line by the Company from each lender, the Company has agreed to issue to such lender warrants to purchase an additional 250 shares of common stock. The exercise price of the warrants is $2.50 per share and expire on December 31, 2000. The line of credit is an unsecured obligation.

     As of December 31, 1995, each of Messrs. Kruttschnitt and Montgomery held notes with an aggregate principal amount of $1,474,049 purchased pursuant to Note Purchase Agreements dated December 11, 1992, February 24, 1993, May 28, 1993, October 15, 1993 and October 29, 1993. These notes bear interest at 12% and are convertible at the holder's option into shares of the Company's common stock at a price ranging from $2.00 to $2.0625 per share. In addition, each of Messrs. Kruttschnitt and Montgomery held notes with an aggregate principal amount of $1,000,000 purchased pursuant to the 1995 Note Purchase Agreement. In conjunction with the issuance of these notes, the Company issued warrants to purchase 250,000 shares of common stock to each lender. The exercise price of the warrants is $2.50 per share.

     On December 18, 1995 Mr. Montgomery advanced $450,000 to the Company. The advance pays interest at 12%. This advance was converted to a note in January 1996.

     As of December 31, 1995, the carrying value of notes and advances payable approximate fair value.

NOTE 4.   PROPERTY, PLANT AND EQUIPMENT

     A summary of property, plant and equipment follows (in thousands):

                                            DECEMBER 31,   OCTOBER 31,
                                          1995      1994       1994
                                          ----      ----       ----
     Machinery and equipment           $ 2,720   $ 1,975    $ 1,892
     Building and improvements           1,459     1,335      1,275
     Leasehold improvements                231        80         89
     Land                                  887       888        887
                                       -------   -------    -------
                                         5,297     4,278      4,143
     Less: Accumulated depreciation     (1,938)   (1,470)    (1,409)
                                       -------   -------    -------
                                       $ 3,359   $ 2,808    $ 2,734
                                       =======   =======    =======

     Depreciation expense amounted to $468,000, $434,000 and $375,000 for the years ended December 31, 1995 and the years ended October 31, 1994 and 1993, respectively, and $75,000 for the two months ended December 31, 1994. Included above is $1,659,000 of property and land held by CDSA which the Company intends to sell (see Note 5).

NOTE 5.   ACQUISITIONS AND INTANGIBLE ASSETS

     Pursuant to a Stock Purchase Agreement, dated as of March 17, 1994, as amended (the "Second Stock Purchase Agreement"), entered into between the Company and Michael B. Joseph, as Chapter 7 Trustee (the "Trustee") of the Trust, the Company, on April 27, 1994, acquired from the Trustee all of the outstanding capital stock of Cooper Development S.A. ("CDSA"), a Swiss Corporation, for $3,250,000. The purchase price was paid as follows: $2,250,000 in cash at the closing, and the balance through the delivery of a non-interest bearing promissory note, in the aggregate principal amount of $1,000,000, due April 27, 1995 (the "Note"), and secured by a letter of credit. As part of the Second Stock Purchase Agreement, the Trust has agreed to cooperate and work with the Company regarding certain outstanding legal matters, specifically pursuing recoveries from insurers related to environmental and DES obligations of the Company.

     CDSA is the former parent of Cooper Cosmetics S.A. ("CCSA"), a Swiss skin care products company, which was acquired by the Company in March 1992 and CCSA has continued since that time to provide administrative services to CDSA. CDSA, whose assets consisted principally of cash ($2,900,000 at acquisition), also owns undeveloped real estate in Mougins, France (see Note 4). As part of the transaction, the Company also assumed certain income tax liabilities of $1,002,000. These tax liabilities are partially covered by bank guarantees which are secured by compensating cash balances of approximately $330,000. The acquisition of CDSA has been accounted for using purchase accounting. The operating results, which are relatively insignificant, have been included in the consolidated statement of operations from April 27, 1994, the date of acquisition.

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

NOTE 6.   DISCONTINUED OPERATIONS

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

     Net sales related to discontinued operations were $3,110,000 and $18,462,000 for the fiscal years 1994 and 1993, respectively.

     In April 1994, the Company completed the assignment of the Freeport, Bahamas lease and the sale of substantially all of the assets of its Bahamas facility to Hansi International, LTD. for $250,000. The Company recorded a net gain of $131,000 on the sale.


NOTE 7.   ACCRUED EXPENSES

     Accrued expenses as of December 31, 1995 included accruals of $1,237,000 for advertising, $1,000,000 for environmental clean up and other environmentally related costs, $920,000 for restructuring costs, and $328,000 for legal.

     During 1995, plans were developed to reduce costs of goods and improve productivity. This restructuring involves consolidation of several offices and manufacturing facilities into one leased facility in Morgan Hill, California, and the resultant relocations, separations, and related costs. The consolidated statement of operations includes $1,395,000 or pretax charges relating to this program. Included in this amount is $810,000 for the severance costs of 71 employees working in manufacturing, distribution and administration at the Company's Islip New York facilties and $585,000 related to facility leases, closedown costs, and asset retirements. The closing of the Islip facilites was completed by December 31, 1995. The Company has paid $475,000 for its restructuring program in 1995 and expects such payments to be completed by the end of the second quarter in 1996.

     Accrued expenses as of December 31, 1994, include accruals of $1,103,000 for advertising, $952,000 for legal, $532,000 for environmental clean-up and other environmentally related costs and $490,000 for employee benefits.

     Accrued expenses as of October 31, 1994 included accruals of $1,132,000 for severance and employee benefits, $1,070,000 for legal and $623,000 for environmental clean-up and other environmentally related costs.

NOTE 8.   EMPLOYEE BENEFITS

     In April 1985, the Company adopted its Retirement Income Plan, which is a non-contributory plan covering all full-time non-union United States employees of the Company and its participating subsidiaries. Benefits are based upon a combination of employee compensation and years of service. The Company pays the entire cost of the plan for its employees and funds such costs as they accrue. The Company's funding policy is to make annual contributions within minimum and maximum levels required by applicable regulations. The projected unit credit cost method is used to determine the annual cost. The Company froze benefit accruals under this plan as of September 1988. The Company continued to contribute as necessary for the underfunded liabilities. The plan was reinstated effective January 1, 1993. The Retirement Income Plan's assets consist primarily of a short term investment fund, an equity fund and a government bond fund.

     Items shown below for each fiscal year have been calculated as of January 1 of each fiscal year and projected to the end of each fiscal year.

     Net periodic pension cost for the year ended December 31, 1995, two months ended December 31, 1994 and the years ended October 31, 1994 and 1993 included the following components (in thousands):

                                                                          TWO MONTHS
                                                            YEAR ENDED      ENDED           YEARS ENDED
                                                           DECEMBER 31,   DECEMBER 31,       OCTOBER 31,
                                                           ------------   ------------       -----------
                                                             1995           1994           1994      1993
                                                             ----           ----           ----      ----
     Service cost-benefits earned during period              $  30         $   7          $  60     $ 66
     Plus: Interest cost on projected benefit obligations       90            15             85       71
     Less: Estimated return on assets                          (84)          (12)           (23)     (61)
     Plus: Other, net                                          (33)           (3)           (29)      25
                                                             -----         -----          -----     ----
     Net periodic pension cost                               $   3         $   7          $  93     $101
                                                             =====         =====          =====     ====


The above net periodic pension cost was calculated using assumptions from the prior fiscal year end.

     The following table provides a reconciliation between the estimated funded status of the plan and the amounts recognized in the financial statements at December 31, 1995, December 31, 1994, October 31, 1994, and 1993 (in thousands):

                                                                      DECEMBER 31,                 OCTOBER 31,
                                                                     -------------                ------------
                                                                 1995           1994             1994     1993
                                                                 ----           ----             ----     ----
     Accumulated benefit obligation                             $ 1,059        $1,026           $1,023   $1,041
                                                                =======        ======           ======   ======

     Projected benefit obligation                                 1,162        $1,105           $1,099   $1,261
     Market value of assets                                      (1,055)         (800)            (791)    (727)

     Funded status                                                  107           305              308      534
     Unfunded prior service cost                                    (72)          (86)             (86)    (285)
     Unrecognized gain (loss)                                       166            58               38     (105)
     Additional minimum liability                                    --            --               --      170
                                                                -------        ------           ------   ------
     Liability included in the financial statements              $  201        $  277           $  260   $  314
                                                                =======        ======           ======   ======

Substantially all of the accumulated benefit obligation balances above are fully vested.

Assumptions used in the accounting were:

                                            DECEMBER 31,        OCTOBER 31,
                                            ------------        -----------
                                          1995       1994      1994     1993
                                          ----       ----      ----     ----
     Discount rates (liability)          8.0%        8.0%      8.0%     7.0%
     Long term rate of return (assets)   9.0%        9.0%      9.0%     9.0%

     Effective November 1, 1991, the Company adopted the Cooper Development 401(k) Plan ("401(k) Plan"), which is a contributory plan available to employees of the Company and its participating subsidiaries. Employees who complete two months of service during a twelve-consecutive-month period in which they worked at least 1,000 hours are eligible to participate in the 401(k) Plan. Employees who participate in the 401(k) Plan elect to have from 2% to 15% of pre-tax covered compensation deferred (not in excess of $9,240 in calendar year 1995) and contributed to the trust established under the 401(k) Plan. The Company, at its discretion and subject to certain regulatory limitations, will make a matching contribution equal to 25% of each participant's contribution up to 6% of covered compensation. Generally, participants vest in Company contributions at the rate of 10% for each year of service (as defined) and are fully vested after five years of service or upon death. The Company's contribution to the 401(k) Plan was approximately $38,000, $37,000, and $32,000 for the calendar year 1995 and fiscal years 1994, and 1993, and $6,000 for the two months ended December 31, 1994, respectively.

NOTE 9.   COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

     Total minimum annual rentals payable under non-cancelable operating leases (all real property and equipment) at December 31, 1995 are payable as follows (in thousands):

                    1996          $  935
                    1997             647
                    1998             407
                    1999             294
                    2000             294
                    Thereafter     1,078
                                  ------
                                  $3,655
                                  ======

     Aggregate rental expense for both cancelable and non-cancelable contracts was approximately $1,046,000, $786,000, and $396,000 in 1995, and fiscal 1994, and 1993, respectively, and $174,000 for the two months ended December 31, 1995.


LEGAL PROCEEDINGS

     CDC is involved in a group of product liability actions relating to DES for which CDC has been indemnifying its former parent, Cooper Laboratories, Inc. ("Labs"), since its liquidation in 1985. The Company continuously evaluates its exposure to such claims in relation to unsettled cases and claim settlements. The Company believes that the estimated liability for such claims of $1,376,000 included in other long-term liabilities in the consolidated balance sheet as of December 31, 1995 ($1,697,000 and $1,717,000 as of December 31, 1994 and October
31, 1994, respectively) is sufficient to satisfy its claim obligations.

     Inherent in the operations of the Company is the possibility that there may exist environmental conditions as a result of current and past operations which might be in violation of various federal and state laws relating to the protection of the environment. In certain instances, the Company has received notices of asserted violation of such laws and regulations and has taken or plans to take steps to address the problems cited or to contest the allegations of violation. As noted in Note 7, the Company recorded a reserve to provide for the restoration and clean-up on one of the Company's former properties as a result of past operations. The Company has made and will continue to make expenditures relating to environmental conditions on this property. Adjustments or additions to reserves on operating properties are recorded when probable costs to the Company are reasonably determined based upon information available. While the Company's management is unable to predict the ultimate costs involved in such matters, it does not expect, based on present information and established reserves, that disposition of these matters will have a material adverse effect on the Company's financial position. However, there is no assurance that material costs or liabilities related to environmental matters will not be incurred in the future.

     The Company is also a defendant in several legal actions. In the opinion of management, after consultation with legal counsel, the disposition of these actions will not have a material adverse effect on the financial position of the Company.


NOTE 10.  INCOME TAXES

     As discussed in Note 1, the Company adopted Statement 109 as of November 1, 1993. There is no cumulative effect of this change in accounting for income taxes as determined as of November 1, 1993 because the Company reported a valuation allowance for the entire amount of deferred tax assets. Prior years' financial statements have not been restated to apply the provisions of Statement 109.

     The (expense) benefit for income taxes consists of the following amounts (in thousands):

                                            YEAR ENDED     TWO MONTHS ENDED         YEARS ENDED
                                           DECEMBER 31,       DECEMBER 31,          OCTOBER 31,
                                                                                    ----------
                                               1995              1994            1994       1993
                                               ----              ----            ----       ----
            Current:
                  Federal                   $     --             $  --          $  784     $   --
                  State                          (17)               (7)            231        (61)
                  Foreign                       (255)              (82)             --         (4)
                                            --------             ------         ------     -------
            Provision for income tax
                 (expense) benefit          $   (272)            $ (89)         $1,015     $  (65)
                                            ========             ======         ======     =======

     The (provision) benefit for income taxes differs from the amounts computed by applying the statutory Federal income tax rate to income (loss) from continuing operations before extraordinary items and income taxes as follows:

                                                                         TWO MONTHS
                                                          YEAR ENDED        ENDED             YEARS ENDED
                                                         DECEMBER 31,   DECEMBER 31,          OCTOBER 31,
                                                                                             -------------
                                                             1995           1994           1994        1993
                                                             ----           ----           ----        ----
Computed tax (expense) benefit based on
  statutory rate                                           $ 3,899          $ 613        $ 3,141     $ 2,411
State taxes                                                    (17)            (7)           608         (61)
Income outside the U.S. subject to lower taxes                  17            (20)           123          (4)
Loss from operations not utilized but carried forward       (3,790)          (661)        (2,750)     (2,411)
Subpart F income                                              (248)            (3)            --          --
Other                                                          (42)             4             --          --
Amortization of intangibles                                    (91)           (15)          (107)         --
                                                           -------          -----        -------     -------
                                                           $  (272)         $ (89)       $ 1,015     $   (65)
                                                           =======           =====        =======     =======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities under Statement 109 as of December 31, 1995, 1994 and October 31, 1994 are as follows:

                                                   DECEMBER 31,   DECEMBER 31,  OCTOBER 31,
                                                      1995           1994         1994
                                                      ----           ----         ----
                                                                 (In thousands)
     Deferred tax assets:
       Return allowances                           $     --     $     131        $     --
       Accounts receivable                              700           199             283
       Inventories                                      579           623             701
       Accrued compensation and benefits                427           243             283
       Accrued liabilities, principally due to
          litigation reserves                         1,004         1,648           1,357
       Net operating loss carryforwards              24,396        19,934          17,726
       Tax credits carryforward                       1,551         1,551           1,551
       Other                                              5            13              20
                                                   --------     ----------       --------
          Total gross deferred tax assets            28,662        24,342          21,921
          Less valuation allowance                  (28,597)      (24,342)        (21,921)
                                                   --------     ----------       --------
          Net deferred tax assets                  $     65     $      --        $     --
                                                   ========     ==========       ========

     Deferred tax liability:
          Fixed assets                             $    (65)    $      --        $     --
                                                   --------     ----------       --------
          Total deferred tax liability                  (65)           --              --
                                                   --------     ----------       --------
     Net deferred tax assets                       $    --      $      --        $     --
                                                   ========     ==========       ========

     The valuation allowance for deferred tax assets as of January 1, 1995 was $24,342,000. The net change in the valuation allowance during the year ended December 31, 1995 was an increase of $4,255,000.

     The Company is a party to a tax sharing agreement between The Cooper Companies, Inc. ("TCC") and Cooper Life Sciences, Inc. regarding the allocation of tax liabilities of the Company's former parent, Labs. Under this tax sharing agreement, the Company is liable to contribute 25% of any net taxes (after refunds) ultimately levied on Labs. Included in tax liabilities is a $2.2 million accrual to cover the Company's share of any such liabilities. In addition, the Company has not recognized any benefit of approximately $662,000 of Federal tax refunds which it obtained from TCC and which TCC originally received in its capacity as agent from Labs. Such amount has been added to the tax liability accrual. TCC is continuing to negotiate with various tax authorities with respect to the relevant years covered by the tax sharing agreement. Based on current information available, the Company estimates that an amount of approximately $1.1 million would cover its share of Labs' tax liabilities under the tax sharing agreement. Since there may be other tax liabilities for those years of which the Company is not currently aware, it does not intend to revise its tax accruals until all tax liabilities of Labs and the Company are finally determined.

     At December 31, 1995, the Company had net operating loss carryforwards of approximately $62,348,000 for income tax reporting purposes. The remaining net operating losses expire in varying amounts beginning 1998. Investment and research and development credit carryforwards generated between 1984 and 1990 amounted to approximately $1,551,000 for income tax reporting purposes at December 31, 1995 and will expire beginning in 1998.

     Federal tax law imposes significant restrictions on the utilization of net operating loss carryforwards in the event of a shift in ownership of the Company which constitutes an ownership change, as defined by Internal Revenue Section
382.  The Company's net operating
loss and general business credit carryforwards may be subjected to potential limitations as a result of these provistions.

NOTE 11.  INDUSTRY SEGMENTS AND GEOGRAPHIC DATA

     The Company's operations are classified into the following business segments: skin care and cosmetics, antiviral and other.

     Information by industry segment as of or for the calendar years ended December 31, 1995 and fiscal years ended October 31, 1994, and 1993 and transitional period ended December 31, 1994 (in thousands) follows:

                                                   YEAR ENDED      TWO MONTHS
                                                  DECEMBER 31,    DECEMBER 31,    OCTOBER 31,
                                                                                  ----------
                                                      1995            1994       1994       1993
                                                      ----            ----       ----       ----
  Net sales:
     Skin care and cosmetics                        $ 15,376        $ 2,226    $16,748    $14,803
     Antiviral and other                               4,784            777      3,330      3,134
                                                    --------        -------    -------    -------
         Total net sales                            $ 20,160        $ 3,003    $20,078    $17,937
                                                    ========        =======    =======    =======
  Operating loss:
     Skin care and cosmetics                        $(10,018)       $(1,459)   $(6,020)   $(3,485)
     Antiviral and other                                 883            235        376        215
     Corporate                                        (2,496)          (583)    (2,518)    (2,064)
                                                    --------        -------    -------    -------
         Total operating loss                       $(11,631)       $(1,807)   $(8,162)   $(5,334)
                                                    ========        =======    =======    =======
  Identifiable assets:
     Skin care and cosmetics                        $ 13,613        $14,983    $14,358    $10,916
     Antiviral and other                               7,136          8,305      8,242      3,079
     Corporate                                           320          5,537      8,328      3,029
     Net Assets Discontinued Operations                   --             --         --      4,225
                                                    --------        -------    -------    -------
         Total identifiable assets                  $ 21,069        $28,825    $30,928    $21,249
                                                    ========        =======    =======    =======
  Capital expenditures:
     Skin care and cosmetics                        $    852        $    71    $   455    $   500
     Antiviral and other                                 558             81        208         23
     Corporate                                             7              2         62          8
                                                    --------        -------    -------    -------
         Total capital expenditures                 $  1,417        $   154    $   725    $   531
                                                    ========        =======    =======    =======
  Depreciation and amortization:
     Skin care and cosmetics                        $    764        $    94    $   629    $   528
     Antiviral and other                                  76             11        140         97
     Corporate                                            28              5         17         24
                                                    --------        -------    -------    -------
         Total depreciation and amortization        $    868        $   110    $   786    $   649
                                                    ========        =======    =======    =======

     Sales, operating income (loss) and identifiable assets by geographic area as of or for the years ended December 31, 1995, October 31, 1994, 1993 and the two months ended December 31, 1994 (in thousands) follows:

                                       NORTH
                                      AMERICA      EUROPE         ELIMINATION     CONSOLIDATION
                                      -------      ------         -----------     -------------
  DECEMBER 31, 1995
  Sales to unaffiliated customers    $ 10,726     $ 9,434         $         --    $      20,160
  Intercompany sales                      835          --                 (835)              --
                                     --------     -------         ------------    -------------
     Total net sales                 $ 11,561     $ 9,434         $       (835)   $      20,160
                                     ========     =======         ============    =============
  Operating loss                     $(12,157)    $   526         $         --    $     (11,631)
  Identifiable assets                $ 11,477     $ 9,952         $         --    $      21,069

                                       NORTH
                                      AMERICA      EUROPE         ELIMINATION     CONSOLIDATION
                                      -------      ------         -----------     -------------
  DECEMBER 31, 1994
  Sales to unaffiliated customers    $  1,488     $ 1,515         $         --    $       3,003
  Intercompany sales                       95          --                  (95)              --
                                     --------     -------         ------------    -------------
     Total net sales                 $  1,583     $ 1,515         $        (95)   $       3,003
                                     ========     =======         ============    =============
  Operating income(loss)             $ (2,049)    $   242         $         --    $      (1,807)
  Identifiable assets                $ 18,118     $10,707         $         --    $      28,825

                                      NORTH
                                     AMERICA    EUROPE     ELIMINATION   CONSOLIDATION
                                     --------   -------    -----------   -------------
  OCTOBER 31, 1994
  Sales to unaffiliated customers    $ 12,874   $ 7,204    $        --   $      20,078
  Intercompany sales                      588        --           (588)             --
                                     --------   -------    -----------   -------------
     Total net sales                 $ 13,462   $ 7,204    $      (588)  $      20,078
                                     ========   =======    ===========   =============
  Operating income(loss)             $ (8,932)  $   689    $        81   $      (8,162)
  Identifiable assets                $ 20,165   $10,778    $       (15)  $      30,928

  OCTOBER 31, 1993
  Sales to unaffiliated customers    $ 12,720   $ 5,217    $        --   $      17,937
  Intercompany sales                      480        --           (480)             --
                                     --------   -------    -----------   -------------
     Total net sales                 $ 13,200   $ 5,217    $      (480)  $      17,937
                                     ========   =======    ===========   =============
  Operating loss                     $ (4,992)  $   (58)   $      (284)  $      (5,334)
  Identifiable assets                $ 17,002   $ 4,464    $      (217)  $      21,249

NOTE 12.  SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

     Supplemental and other disclosures required by Statement of Financial Accounting Standards No. 95, Statement of Cash Flows, for calendar 1995 and fiscal 1994, and 1993, are as follows:

     In fiscal 1995 the Company acquired the rights to a trademark called "Nature", as partial settlement of outstanding litigation.

     In fiscal 1994 the Company issued a $1,000,000 note payable as partial consideration for the purchase of CDSA (see Note 5).

     In fiscal 1993, the Company converted $2,052,000 of related party notes payable to common stock (see Note 3).

     Cash paid in 1995 and fiscal 1994, and 1993 for interest was $298,000, $342,000, and $262,000, respectively, and for income taxes was $29,000, $84,000, and $58,000, respectively. Cash paid in the two month transition period ending December 31, 1994 for interest was $2,000.

NOTE 13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                               FIRST           SECOND         THIRD          FOURTH
                                              QUARTER         QUARTER(1)     QUARTER         QUARTER
                                              -------         -------        -------         -------
                                                       (IN THOUSANDS, EXCEPT PER SHARE FIGURES)
1995
Net sales                                      $  6,083        $  4,774       $  4,572        $  4,731
Gross profit                                   $  3,366        $  2,244       $  1,739        $  1,480
Net (loss)                                     $ (1,329)       $ (4,551)      $ (2,793)       $ (3,066)

Net (loss) per share- primary                  $   (.37)       $  (1.25)      $   (.77)       $   (.84)

Common Stock price range:
  High                                         $  3 1/8        $  3 1/2       $  3 1/2        $  3 1/4
  Low                                          $  2 1/4        $  2 1/2       $  2 1/2        $  1 31/32

(1)  Includes a restructuring accrual of $1,395,000.

                                                FIRST        SECOND         THIRD        FOURTH
                                               QUARTER      QUARTER        QUARTER       QUARTER
                                               -------      -------        -------       -------
                                                     (IN THOUSANDS, EXCEPT PER SHARE FIGURES)
1994
Net sales                                      $  4,190     $  4,509       $  5,599      $  5,780
Gross profit                                   $  2,425     $  2,612       $  2,524      $  2,858
Net income (loss)                              $ 14,964     $ (1,542)      $ (2,331)     $ (3,464)

Net income (loss) per share*                   $   4.12     $   (.42)      $   (.64)     $   (.95)
- - primary
Net income (loss) per share*                   $   2.95         (.42)          (.64)         (.95)
- - fully diluted

Common Stock price range:
 High                                          $   3 1\2    $  3 1/4       $  2 3/4      $  4 1/4
 Low                                           $   1 11/16  $  2 1/2       $  2 1/2      $  2 1/4

__________________

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

NOTE 14.  NOTES AND ADVANCES PAYABLE

     Notes payable and advances as of December 31, 1995 consist of $5,398,000 of notes and advances from related parties (see Note 3).

NOTE 15.  COMMON STOCK AND STOCK RIGHTS

     In December 1987, the Board of Directors of the Company declared a dividend distribution of one right for each outstanding share of the Company's common stock, par value $.10 per share, to stockholders of record at the close of business on December 29, 1987. Each right entitles the registered holder to initially purchase from the Company a unit consisting of one one-hundreth of a share (a "Unit") of Series A Junior Participating Preferred Stock, par value $.10 per share, at a purchase price of $52 per unit, subject to adjustment. Under certain circumstances, the rights will be exercisable if a person or group acquires beneficial ownership of 30% or more of the Company's common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 30% or more of the Company's common stock. On November 1, 1993, the Company amended its stockholders rights plan to provide that such rights will not become exercisable if a person or group would beneficially own 30% or more of the Company's common stock upon the conversion of outstanding promissory notes originally issued by the Company pursuant to Note Purchase Agreements dated as of December 11, 1993, as of February 24, 1993, as of May 28, 1993, as of October 15, 1993 and as of October 29, 1993 into shares of the Company's Common Stock. Upon the occurrence of such event, each holder who is not a party to the transaction may be entitled to purchase at the right's then current exercise price shares of the Company's common stock having a value of twice the right's exercise price. On November 10, 1995 the Company adopted a Fifth Amendment to Rights Agreement dated as of November 10, 1995 to the Rights Agreement dated as of December 15, 1987, as amended as of July 31, 1991, as of November 27, 1991, as of December 3, 1992 and as of November 1, 1993 (collectively, the "Rights Agreement"), between the Company and the First National Bank of Boston, as Rights Agent. The amendment provides, in effect, that no person shall become an "Acquiring Person" for purposes of the Rights Agreement as a result of an acquisition of shares of Common Stock of the Company upon exercise of outstanding warrants issued by the Company pursuant to the

Purchase Agreement. A Special Committee of the Company's Board of Directors comprised exclusively of non-management Directors is entitled to redeem the rights if the Special Committee determines that such event is in the best interest of the Company's stockholders. The rights expire in December 1997.

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


NOTE 16.  LIQUIDITY

     The accompanying consolidated financial statements and financial statement schedule have been prepared assuming the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The Company has experienced operating cash flow deficiencies for a number of years and has relied upon asset sales and financing from stockholders to fund its liquidity needs. At December 31, 1995, current liabilities exceeded current assets by $8,274,000 and cash required by continuing operations was $7,786,000 for the year then ended.

       On November 10, 1995, the Company entered into a Note and Warrant Purchase Agreement with Parker G. Montgomery and Theodore H Kruttschnitt. The agreement provides for the establishment of a $4,000,000 line of credit which can be drawn down in $500,000 increments. The notes are due on December 31, 2000 and bear interest at the rate of 12% per annum. As consideration for the establishment of the line, the Company issued warrants to each lender to purchase 500,000 shares of the Common Stock of the Company. In addition, for each $1,000 borrowed by the Company from a lender under the line of credit, the Company agreed to issue to such lender warrants to purchase an additional 250 shares of Common Stock. The exercise price of the warrants price is $2.50 per share. As of December 31, 1995 the Company had drawn down $2,000,000.

       The Company expects a continuing deficiency in cash generated from operations in 1996. The Company plans to use the cash obtained for the line of credit described above to fund its short term obligations. In addition, the Company will continue its efforts to reduce costs and improve operating efficiencies and may consider selling or licensing certain product lines and may sell certain assets. The Company may also obtain additional financing from stockholders, financial institutions or other sources to fund its long term liquidity and capital expenditure requirements. No assurances can be given that the Company will obtain financing on terms acceptable to the Company.

       During 1995, the Company restructured its operations by consolidating its Central Islip and Menlo Park facilities to Morgan Hill CA. The Company recorded a restructuring charge of $1,395,000 and paid $475,000 in 1995 and expects to pay the balance of the charges by the end of the second quarter in 1996.


NOTE 17.  ACQUISITION OF STOCK AND OPTIONS

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

     On November 22, 1995, the Company entered into an Agreement of Settlement and General Release (the "Settlement Agreement") with Avanza and numerous other parties which resolves a number of disputes relating to the Company's efforts to acquire Avanza Corp. Under the terms of the Settlement Agreement, the lawsuits filed in San Bernadino County Superior Court, Holmes v. Avanza Corp., et al and
                                             -------    -------------------
Cooper Development Company v. Bomatic, Inc. et al. were dismissed, Avanza
- --------------------------    -------------------
purchased 99,375 shares of Avanza Corp. Common Stock from the Company for $69,562.50, and Avanza Corp. paid $100,000 to the Company. In addition, Avanza transferred ownership of the "Nature" trademark in the United States and Canada and entered into a manufacturing and supply agreement with the Company to provide products sold under the "Nature" name through December 31, 1996.

NOTE 18.  TRANSITION PERIOD

     On December 20, 1994, the Company changed its fiscal year from October 31 to December 31. Accordingly, results of operations for the Transition Period which ended December 31, 1994, covered a two month period and are compared to the three months ended January 31, 1994.

                                                                   TWO MONTHS    THREE MONTHS
                                                                      ENDED          ENDED
(IN THOUSANDS, EXCEPT PER SHARE FIGURES)                          DECEMBER 31,    JANUARY 31,
                                                                      1994           1994
                                                                      ----           ----
                                                                                  (Unaudited)
Net Sales                                                          $ 3,003        $ 4,190
Cost of sales                                                        1,397          1,765
                                                                   -------        -------

Gross profit                                                         1,606          2,425
                                                                   -------        -------

Research and development expenses                                      153            143
Selling, general and administrative expenses                         3,204          3,807
Amortization of intangible assets                                       56             68
                                                                   -------        -------

Operating loss                                                      (1,807)        (1,593)

Interest income                                                         77             60
Interest expense                                                       (42)          (148)
Other expense, net                                                     (30)          (257)
                                                                   -------        -------

Loss from continuing operations before income taxes                 (1,802)        (1,938)
Provision for income tax benefit (expense)                             (89)           653
                                                                   -------        -------
Loss from continuing operations                                     (1,891)        (1,285)

Discontinued operations:
   Income (loss) from operations
   (net of tax benefits of $680 in 1994)                                --         (1,015)
   Gain on sale of operations (net of taxesof $1,521 of 1994)           --         17,264
                                                                   -------        -------
                                                                        --         16,249
                                                                   -------        -------
Net income (loss)                                                  $(1,891)       $14,964
                                                                   =======        =======

Net income (loss) per share-primary:
   Continuing operations                                           $  (.52)       $  (.35)
   Discontinued operations                                              --           4.47
                                                                   -------        -------
Net income (loss) per share-primary                                $  (.52)       $  4.12
                                                                   =======        =======

Net income (loss) per share-fully diluted:
   Continuing operations                                           $  (.52)       $  (.24)
   Discontinued operations                                              --           3.19
                                                                   -------        -------
Net income (loss) per share-fully diluted                          $  (.52)       $  2.95
                                                                   =======        =======

Average number of shares outstanding - primary                       3,629          3,629
                                                                   =======        =======
Average number of shares outstanding - fully diluted                 3,629          5,086
                                                                   =======        =======

                                                                     SCHEDULE II


                  COOPER DEVELOPMENT COMPANY AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

            YEAR ENDED DECEMBER 31, 1995, OCTOBER 31, 1994, 1993 AND
             TWO MONTH TRANSITIONAL PERIOD ENDED DECEMBER 31, 1994
                                 (IN THOUSANDS)

                                        BALANCE AT     CHARGED TO      CHARGED       DEDUCTIONS/       BALANCE
                                        BEGINNING      COSTS AND      TO OTHER       RECOVERIES/       AT END
                                         OF YEAR        EXPENSES      ACCOUNTS         OTHER(1)        OF YEAR
                                         -------        --------      --------         --------        -------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
   Year ended December 31, 1995        $    1,092      $     890     $      --        $     (34)     $    1,948
                                       ==========      =========     ===========      ==========     ==========

   Two months ended December 31, 1994  $      981      $     111     $      --        $      --      $    1,092
                                       ==========      =========     ===========      ==========     ==========

   Year ended October 31, 1994         $      579      $     425     $      --        $     (23)     $      981
                                       ==========      =========     ===========      ==========     ==========

   Year ended October 31, 1993         $      523      $     111     $      --        $     (55)     $      579
                                       ==========      =========     ===========      ==========     ==========
INVENTORY RESERVES:
   Year ended December 31, 1995        $      593      $     143     $      --        $              $      736
                                       ==========      =========     ===========      ==========     ==========

   Two months ended December 31, 1994  $      437      $     170     $      --        $      (14)    $      593
                                       ==========      =========     ===========      ==========     ==========

   Year ended October 31, 1994         $      158      $     741     $      --        $     (462)    $      437
                                       ==========      =========     ===========      ==========     ==========

   Year ended October 31, 1993         $       98      $      50     $      --        $       10     $      158
                                       ==========      =========     ===========      ==========     ==========


____________________
(1) Includes inventory written off, uncollectible accounts written off, recovered accounts receivable previously written off and other items.

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors
Cooper Development Company:

     We have audited the accompanying consolidated balance sheets of Cooper Development Company and subsidiaries as of December 31, 1995, 1994, and October 31, 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1995, the two months ended December 31, 1994, and the years ended October 31, 1994 and 1993. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cooper Development Company and its subsidiaries as of December 31, 1995, 1994 and October 31, 1994, and the results of their operations and their cash flows for the year ended December 31, 1995, the two months ended December 31, 1994, and the years ended October 31, 1994 and 1993, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in that note. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                      KPMG PEAT MARWICK LLP
San Francisco, California
March 28, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10.  DIRECTORS AND  EXECUTIVE OFFICERS OF THE REGISTRANT

     The following are the current directors and executive officers of the
     Company:

           NAME              AGE             OFFICE
           ----              ---             ------
   Michael J. Braden         45     Vice President, Treasurer and Controller
   James E. Gilleran         62     Director
   Theodore H. Kruttschnitt  53     Director
   Parker G. Montgomery      67     Chairman of the Board of Directors and President
   Jackson L. Schultz        70     Director

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

     Mr. Schultz was elected as a Director in December of 1988. He has been a consultant for Wells Fargo & Co. (a bank holding company) since September 1990 and served as Senior Vice President for Public and Governmental Affairs from 1973 to August 1990 also at Wells Fargo & Co. He also serves as a Director of Sola International and a Director of the Bank of San Francisco.

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

     Based solely on its review of the copies of such forms received, the Company believes that during fiscal 1995, all filing requirements under Section 16(a) applicable to its directors and executive officers were met, except that Mr. Montgomery's form 4 for November 1995 was filed shortly after its due date of December 10, 1995.

ITEM 11.  EXECUTIVE COMPENSATION

     Each director who is not an employee of CDC receives quarterly fees of $9,000 for serving as a director and $1,500 for each day he attends a meeting of the Board of Directors and, if on a separate day, of a committee of which he is a member. Directors may also be compensated for services performed on special assignments. During 1995, CDC's Board of Directors met 5 times and acted 5 times by unanimous written consent, and its Audit and Finance Committee met once. Messrs. Gilleran and Schultz each received $51,000 and Mr. Kruttschnitt received $49,500 for services performed as a director during 1995.

     The following table sets forth information as to all cash compensation paid by CDC to each of the current executive officers of CDC for services rendered to CDC and its subsidiaries during fiscal 1995. Also set forth is the current base rate of pay.

                                                     SUMMARY COMPENSATION TABLE
- ------------------------------------------------------------------------------------------------------------------------------------
                                                 Annual Compensation                      Long Term Compensation       All Other
                                     -----------------------------------------------------------------------------------------------
Name and Principal             Year     Salary     Bonus            Other Annual  Restricted   Options/   Long-Term     All Other
   Position                                                         Compensation     Stock     SAR's (#)  Incentive     Compen-
                                                                                    Awards                 Payouts      sation ($)
                                                                                                             ($)
- ------------------------------------------------------------------------------------------------------------------------------------
Parker G. Montgomery           1995    $300,000   $      --              --           --        --           --      $      --
COB/CEO                        1994    $300,000   $ 200,000              --           --        --           --      $      --
                               1993    $300,000   $  75,000              --           --        --           --      $     938
- ------------------------------------------------------------------------------------------------------------------------------------
Michael J. Braden              1995    $120,000   $  30,000              --           --        --           --      $   2,250
Vice President,                1994    $120,000   $  60,000              --           --        --           --      $   2,250
Treasurer & Controller         1993    $120,000   $  67,500              --           --        --           --      $   1,800
- ------------------------------------------------------------------------------------------------------------------------------------
Ernst Buchert                  1995    $220,956   $  55,025              --           --        --           --      $      --
President                      1994    $187,319   $  46,830              --           --        --           --      $      --
Cabot International            1993    $170,861   $  42,715              --           --        --           --      $      --
- ------------------------------------------------------------------------------------------------------------------------------------
Linda Maiocco                  1995    $120,000   $   30,000             --           --        --           --      $   1,820
Executive Vice                 1994    $120,000   $   30,000             --           --        --           --      $   1,525
President - Cabot USA          1993    $ 10,000   $       --             --           --        --           --      $      --
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

     The following table sets forth information as to estimated annual benefits payable upon retirement in specified compensation and years of service classifications:

- ---------------------------------------------------------------------------------
                                PENSION PLAN TABLE
- ---------------------------------------------------------------------------------
                                           YEARS OF BENEFIT SERVICE
                      -----------------------------------------------------------

        Compensation     15          20          25          30          35
- ---------------------------------------------------------------------------------
          $100,000     $13,056     $17,408     $21,760     $26,112     $30,464
- ---------------------------------------------------------------------------------

          $125,000     $16,806     $22,408     $28,010     $33,612     $39,214
- ---------------------------------------------------------------------------------

          $150,000     $20,556     $27,408     $34,260     $41,112     $47,964
- ---------------------------------------------------------------------------------

more than $150,000     $20,556     $27,408     $34,260     $41,112     $47,964
- ---------------------------------------------------------------------------------

     Compensation covered under the plan is generally all taxable income (excluding moving expenses) plus certain amounts deferred pursuant to salary reduction agreements (e.g. 401(k)). Compensation in excess of limits set by law for qualified plans is disregarded. In 1995, this limit was $150,000. For purposes of determining benefits under the plan, average compensation over a sixty month period (generally, that period which results in the highest average) is used. Benefit amounts shown above are annual amounts payable for the life of the participant, commencing at age 65. Benefits are reduced if retirement is before age 65. As of December 31, 1995 Mr. Montgomery had eleven years of benefit service, and Mr. Braden had eight years. Pensionable earnings during 1995 for Messrs. Montgomery and Braden were $150,000 each. Mr. Braden's indicated service does not include his credited service under the Revo, Inc. Plan. His accrued benefit of $4,585 from this plan was transferred to the plan in 1990, and is payable in addition to benefits based on his indicated service.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT OF CDC

     The following table sets forth certain information regarding beneficial ownership of CDC common stock as of December 31, 1995, (i) by each person who is known by CDC to own beneficially more than 5% of CDC common stock, (ii) by each director and (iii) by each executive officer and (iv) by all current directors and executive officers as a group.

                                                                  COMMON STOCK
                                                               BENEFICIALLY OWNED
                                                               ------------------
                OFFICERS, DIRECTORS AND                       NUMBER         PERCENTAGE
                   5% STOCKHOLDERS                         OF SHARES          OF CLASS
                   ---------------                         ---------          --------
     James E. Gilleran                                         5,000                 *

     Theodore H. Kruttschnitt (1)                          1,089,149                30%
       1350 Bayshore Highway
       Burlingame, California 94010

     Parker G. Montgomery (2)                              1,089,148                30%
       16160 Caputo Drive
       Morgan Hill, CA  95037

     Jackson L. Schultz                                        5,000                 *

     All current directors and executive                   2,191,257                60%
       officers as a group (five persons)

(1) Does not include 728,371 shares of common stock issuable upon conversion of an aggregate of $1,474,049 of the Company's 12% promissory notes. Does not include 1,000,000 shares of common stock issuable upon exercise of warrants. Upon conversion of all the Company's 12% Promissory Notes and exercise of warrants the percentage of class ownership would increase to approximately 40%. See Item 13 Certain Relationships and Related Transactions - CDC Loans.

(2) Does not include 728,371 shares of common stock issuable upon conversion of an aggregate of $1,474,049 of the Company's 12% promissory notes. Does not include 1,000,000 shares of common stock issuable upon exercise of warrants. Upon conversion of all the Company's 12% Promissory Notes and exercise of warrants the percentage of class ownership would increase to approximately 40%. See Item 13 Certain Relationships and Related Transactions - CDC Loans.

*    Less than one percent.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CDC LOANS

     Pursuant to Note Purchase Agreements dated October 15, 1993 and October 29, 1993, the Company sold $902,925 principal amount of promissory notes to each of Theodore H. Kruttschnitt and Parker G. Montgomery. The notes bore interest at 8% per annum and are due on demand but no earlier than January 31, 1994. The notes are convertible into shares of the Company's common stock at a conversion price of $2.00 per share. Each of Mr. Kruttschnitt and Mr. Montgomery also holds notes with an aggregate principal amount of $571,124 purchased pursuant to Note Purchase Agreements date December 11, 1992, February 24, 1993 and May 28, 1993. These notes are also convertible into shares of the Company's common stock at a price of $21/16 per share at the holder's option. During fiscal 1995 the Company paid Messrs. Kruttschnitt and Montgomery $149,182 each in interest.

     The Company entered into a Note and Warrant Purchase Agreement (the "Purchase Agreement") dated November 10, 1995 with Parker G. Montgomery and Theodore H. Kruttschnitt. The Purchase Agreement provides for the establishment of a $4,000,000 line of credit in favor of the Company. The line of credit can be drawn down by the Company in $500,000 increments. Amounts drawn down will be due on December 31, 2000 and bear interest at the rate of 12% per annum. As consideration for the establishment of the line of credit, the Company has issued warrants to each of the lenders to purchase 500,000 shares of Common Stock of the Company. In addition, for each $1,000 borrowed by the Company from a lender under the line of credit, the Company has agreed to issue to such lender warrants to purchase an additional 250 shares of Common Stock. The exercise price of the warrants is $2.50 per share. The line of credit is an unsecured obligation.

     The transactions covered by the Purchase Agreement were negotiated and approved by a Special Committee of the Board of Directors of the Company, with the assistance of an independent investment banker and independent legal counsel. The Company plans to use amounts drawn under the lines of credit to repay existing accounts payable and for working capital. As of December 31, 1995, the Company had drawn $2,000,000 under the line of credit and had issued warrants to purchase 750,000 shares of its Common Stock to each of Mr. Montgomery and Mr. Kruttschnitt.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)    Documents as part of this report:

            1.  Financial Statements

     The Consolidated Financial Statements, Notes thereto, Financial Statement Schedules and Independent Auditors' Report thereon are included in Part II,
     Item 8 of this report.

            2.  Financial Statement Schedules

            SCHEDULE
             NUMBER                       DESCRIPTION
             ------                       -----------
               II             Valuation and qualifying accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

          3.    Exhibits

  EXHIBIT
  NUMBER                          DESCRIPTION
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

   4(f) Fifth Amendment to Rights Agreement dated as of November 10, 1995 between Cooper Development Company and the First National Bank of Boston incorporated by reference to Exhibit 99.6 to the Company's Current Report on Form 8-K dated November 10, 1995.


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

   10(c) Note Purchase Agreement dated as of February 24, 1993 between Cooper Development Company and Theodore H. Kruttschnitt and Parker G. Montgomery incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993.

   EXHIBIT
   NUMBER                                   DESCRIPTION
   ------                                   -----------


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


   10(g) Stock Purchase Agreement dated as of March 17, 1994 between the Company and Michael B. Joseph, as Chapter 7 Trustee of the Cooper laboratories, Inc. Liquidating Trust incorporated by reference to
          Exhibit 7(c) to the Company's Current Report on Form 8-K dated April 27, 1994.

   10(h) Note and Warrant Purchase Agreement dated November 10, 1995 by and between the Company, Theodore H. Kruttschnitt and Parker G. Montgomery incorporated by reference to Exhibit 99.7 to the Company's report on Form 8-K dated November 10, 1995.

   22     Subsidiaries of Cooper Development Company.

   25     Powers of Attorney.

    (b) The following report on Form 8-K was filed by the Company during the period from September 30, 1995, through and including December 31, 1995.

                 Date of Report          Item
                 --------------          ----
                 November 10, 1995       Item 5, Other Events


                                  SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON APRIL 12, 1996.


                                         COOPER DEVELOPMENT COMPANY



                                         By:    Michael J. Braden/S/
                                            ------------------------------
                                                Michael J. Braden
                                             Vice President, Treasurer,
                                                and Controller

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON APRIL 12, 1996.

             SIGNATURE                                       TITLE
             ---------                                       -----

                                                Vice President, Treasurer and
         Michael J. Braden                     Controller (Principal Financial
- --------------------------------------------
         (MICHAEL J. BRADEN)                        and Accounting Officer)


         James E. Gilleran*                                 Director
- --------------------------------------------
         (JAMES E. GILLERAN)


         Theodore H. Kruttschnitt*                          Director
- --------------------------------------------
         (THEODORE H. KRUTTSCHNITT)

                                                   Chairman of the Board of
         Parker G. Montgomery*                      Directors and President
- --------------------------------------------
         (PARKER G. MONTGOMERY)                  (Principal Executive Officer)


         Jackson L. Schultz*                                Director
- --------------------------------------------
         (JACKSON L. SCHULTZ)


*By:     Michael J. Braden
- --------------------------------------------
         (MICHAEL J. BRADEN, ATTORNEY-IN-FACT)