Form 10-Q
period 1996-03-31
COOPER DEVELOPMENT CO
filed 1996-05-15
CIK 720062

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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


Class                                     Outstanding at March 31, 1996
COMMON STOCK, $.10 PAR VALUE                             3,629,376

                  COOPER DEVELOPMENT COMPANY AND SUBSIDIARIES



                                     INDEX


                                                                        PAGE NO.
                                                                        --------
PART I.    FINANCIAL INFORMATION

           ITEM 1.  FINANCIAL STATEMENTS

                    Consolidated Condensed Statements of Operations-         2
                     Three months ended March 31, 1996 and 1995

                    Consolidated Condensed Balance Sheets-                   3
                     March 31, 1996 and December 31, 1995

                    Consolidated Condensed Statements of Cash Flows-         4
                     Three months ended March 31, 1996 and 1995

                    Notes to Consolidated Condensed Financial Statements    5

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL       6
                    CONDITION AND RESULTS OF OPERATIONS


PART II.

           ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                        7

SIGNATURE


                  COOPER DEVELOPMENT COMPANY AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE FIGURES)
                                  (UNAUDITED)

                                              THREE MONTHS    THREE MONTHS
                                                  ENDED           ENDED
                                                MARCH 31,       MARCH 31,
                                                  1996            1995
                                              -------------   -------------

Net sales                                          $ 6,040         $ 6,083
Cost of sales                                        3,082           2,717
                                                   -------         -------

Gross profit                                         2,958           3,366
                                                   -------         -------

Research and development expenses                      152             184
Selling expenses                                     2,491           2,809
General and administrative expenses                  1,395           1,895
Amortization of intangible assets                       75              85
                                                   -------         -------

Operating loss                                      (1,155)         (1,607)

Interest income                                         30              78
Interest expense                                      (208)            (77)
Other income, net                                    1,298             283
                                                   -------         -------

Loss from operations before income taxes               (35)         (1,323)
Provision for income tax expense                      (256)             (6)
                                                   -------         -------

Net loss                                           $  (291)        $(1,329)
                                                   =======         =======

Net loss per  share                                $  (.08)        $  (.37)
                                                   =======         =======

Average number of shares outstanding                 3,629           3,629
                                                   =======         =======

     See accompanying notes to consolidated condensed financial statements.

                  COOPER DEVELOPMENT COMPANY AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                 (UNAUDITED)
                                                  MARCH 31,  DECEMBER 31,
                                                    1996        1995
                                                  ---------  ------------
                                    ASSETS
Current assets:
 Cash and cash equivalents                           $ 2,998   $ 2,780
 Accounts receivable, net                              6,301     4,211
 Other receivables                                       406       302
 Inventories                                           5,285     5,200
 Prepaid expenses                                        280       239
                                                     -------   -------
   Total current assets                               15,270    12,732

Property, plant and equipment, net                     3,385     3,359
Intangible assets, net                                   164       167
Excess cost over net assets acquired, net              4,209     4,281
Other assets                                             529       530
                                                     -------   -------
                                                     $23,557   $21,069
                                                     =======   =======

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Notes and advances payable to related parties       $ 3,448   $   2,948
 Accounts payable                                      6,266       5,853
 Accrued expenses                                      6,022       5,600
 Tax liabilities                                       6,572       6,605
                                                    --------    --------

   Total current liabilities                          22,308      21,006

Note and advances payable to related parties           4,000       2,450
Other long-term liabilities                            1,946       1,943
                                                    --------    --------

   Total liabilities                                  28,254      25,399
                                                    --------    --------

Stockholders' equity (deficit):
 Common stock, $.10 par value per share                  447         447
 Additional paid-in capital                           68,580      68,580
 Foreign currency translation adjustments                636         712
 Accumulated deficit                                 (69,698)    (69,407)
 Cost of shares held in treasury                      (4,662)     (4,662)
                                                    --------    --------
   Total stockholders' deficit                        (4,697)     (4,330)
                                                    --------    --------
                                                    $ 23,557    $ 21,069
                                                    ========    ========

    See accompanying notes to consolidated condensed financial statements.

                  COOPER DEVELOPMENT COMPANY AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                              THREE MONTHS    THREE MONTHS
                                                  ENDED           ENDED
                                                MARCH 31,       MARCH 31,
                                                  1996            1995
                                              -------------   -------------
Cash flows from operating activities:
 Net cash used by operating activities        $(1,639)           $(4,208)

Cash flows from investing activities:
 Purchases of fixed and intangible assets        (193)              (189)
 Proceeds from sale of properties                   -                739
                                              -------            -------
  Net cash used by investing activities          (193)               550

Cash flows from financing activities:
 Borrowings from related parties                2,050                 --
 Repayments of other long-term liabilities         --                (26)
                                              -------            -------
  Net cash used by financing activities         2,050                (26)

Net increase (decrease) in cash and cash
 equivalents                                      218             (3,684)
Cash and cash equivalents at beginning of
 period                                         2,780              9,952
                                              -------            -------
Cash and cash equivalents at end of period    $ 2,998            $ 6,268
                                              =======            =======


     See accompanying notes to consolidated condensed financial statements.

                  COOPER DEVELOPMENT COMPANY AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 1.      INVENTORIES

             Inventories as of March 31, 1996 consist of the following
              (in thousands):

               Raw materials                 $2,482
               Finished goods                 3,539
                                             ------
                                              6,021
               Less inventory reserves          736
                                             ------
                                             $5,285
                                             ======

NOTE 2.  MANAGEMENT REPRESENTATION

       In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all the adjustments necessary to present fairly the Company's consolidated condensed financial position as of March 31, 1996 and December 31, 1995 and the consolidated condensed results of their operations and cash flows for the three months ended March 31, 1996 and 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Three Months Ended March 31, 1996 Compared with Three Months Ended March 31, 1995

       The Company's net sales of $6,040,000 for the three months ended March 31, 1996 were even with net sales for three months ended March 31, 1995. Increased sales of the Company's products outside of the United States were offset by lower sales of its skin care products in the United States. The gross profit margin was 49% for the three months ended March 31, 1996 as compared to 55% for the three months ended March 31, 1995. The decrease in gross profit margin is primarily attributable to lower sales of its skin care products in the United States which carry higher margins than its cosmetic products .

       Selling costs for the three months ended March 31, 1996 decreased $318,000 over the three months ended March 31, 1995 primarily due to lower advertising and promotional expenses.

       General and administrative expenses decreased primarily due to lower legal expenses.

       Other income, net for the three months ended March 31, 1996 includes $1,200,000 of insurance proceeds covering past product liability claims. Other income, net for the three months ended March 31, 1995 includes a $350,000 gain from the sale of property held by the Company's wholly-owned subsidiary, CDSA.

CAPITAL RESOURCES AND LIQUIDITY

       The Company has experienced operating cash flow deficiencies for a number of years and has relied upon asset sales and financing from stockholders to fund liquidity needs. At March 31, 1996, current liabilities exceeded current assets by $7,038,000 and cash required by operations was $1,639,000 for the three months ended March 31, 1996.

       The Company expects a continuing deficiency in cash generated from operations in 1996. To meet its operating needs the Company may issue additional equity or debt securities, or sell certain product lines or one or more of its subsidiary corporations; control growth of or reduce expenditures; or obtain financing from stockholders, financial institutions or other sources. The Company is currently negotiating with the principal stockholders a note and warrant purchase agreement of $2,000,000 of which $670,000 has been advanced to date. No assurances can be given that the Company will be successful entering into such a note and warrant purchase agreement or in selling its assets or that financing will be available on terms acceptable to the Company.

       During 1995, the Company restructured its operations and recorded a charge of $1,395,000. For the three months ended March 31, 1996, the Company paid $413,000 of these restructuring charges. As of March 31, 1996, the balance of the restructuring charges to be paid amounted to $507,000.

                                    PART II

ITEM 6.

a)  Exhibits:

    27  Financial Data Schedule

b)  Reports on Form 8-K.

The Company filed the following reports on Form 8-K during the quarter for which this report is filed:

     Date of Report                 Item
     --------------                 ----
     January 17, 1996               Item 5, Other Events


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



                                            Cooper Development Company
                                            --------------------------
                                                   (Registrant)



Date:     May 14, 1996                        By:    /S/ MICHAEL J. BRADEN
                                                     ------------------------
                                                       Michael J. Braden
                                                       Vice President and
                                                     Chief Financial Officer