Form 10-Q
period 1996-06-30
COOPER DEVELOPMENT CO
filed 1996-08-13
CIK 720062

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

Commission File Number 0-11727

                          COOPER DEVELOPMENT COMPANY
            (Exact name of registrant as specified in its charter)

DELAWARE                                             94-2876745
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification Number)

16160 CAPUTO DRIVE
MORGAN HILL, CA                                      95037
(Address of principal executive                      (Zip Code)
offices)

Registrant's telephone number, including area code:  (408) 779-8088

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

Class                                               Outstanding at June 30, 1996
COMMON STOCK, $.10 PAR VALUE                                 3,629,376

                  COOPER DEVELOPMENT COMPANY AND SUBSIDIARIES



                                     INDEX

PART I. FINANCIAL INFORMATION                                           PAGE NO.
                                                                        --------

  ITEM 1.  FINANCIAL STATEMENTS

               Consolidated Condensed Statements of Operations-             2
                 Three and six months ended June 30, 1996 and June 30, 1995

               Consolidated Condensed Balance Sheets-                       3
                 June 30, 1996 and December 31, 1995

               Consolidated Condensed Statements of Cash Flows-             4
                 Six months ended June 30, 1996 and June 30, 1995

               Notes to Consolidated Condensed Financial Statements-        5

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                6
               CONDITION AND RESULTS OF OPERATIONS



PART II.

  ITEM 6.  Other Information                                                7


SIGNATURE                                                                   8

                  COOPER DEVELOPMENT COMPANY AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE FIGURES)
                                  (UNAUDITED)

                                                Three Months Ended         Six Months Ended
                                               June 30,     June 30,      June 30,   June 30,
                                               ---------------------      -------------------
                                                 1996         1995          1996       1995
                                                 ----         ----          ----       ----
Net sales                                     $  4,024     $  4,774       $ 10,064   $ 10,857
Cost of sales                                    2,286        2,530          5,368      5,247
                                              --------     --------       --------   --------

Gross profit                                     1,738        2,244          4,696      5,610
                                              --------     --------       --------   --------
Research and development expenses                  145          186            297        370
Selling expenses                                 2,548        2,727          5,039      5,536
General and administrative expenses              1,298        1,764          2,693      3,659
Restructuring charges                              275        1,395            275      1,395
Amortization of intangible assets                   75           86            150        171
                                              --------     --------       --------   --------

Operating loss                                  (2,603)      (3,914)        (3,758)    (5,521)

Interest income                                     (5)          44             25        122
Interest expense                                  (240)         (89)          (448)      (166)
Other income (expense), net                       (143)        (588)         1,155       (305)
                                              --------     --------       --------   --------
Loss before income taxes                        (2,991)      (4,547)        (3,026)    (5,870)
Income tax expense                                 (25)          (4)          (281)       (10)
                                              --------     --------       --------   --------

Net loss                                      $ (3,016)    $ (4,551)      $ (3,307)  $ (5,880)
                                              ========     ========       ========   ========

Net loss per share                            $  (0.83)    $  (1.25)      $  (0.91)  $  (1.62)
                                              ========     ========       ========   ========

Average number of shares outstanding
  during the period                              3,629        3,629          3,629      3,629
                                              ========     ========       ========   =========

              See accompanying notes to consolidated condensed financial statements.

                  COOPER DEVELOPMENT COMPANY AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                (IN THOUSANDS)

                                                    (Unaudited)
                                                      June 30,      December 31,
                                                       1996             1995
                                                       ----             ----
                    ASSETS
Current assets:
  Cash and cash equivalents........................  $   2,434      $   2,780
  Accounts receivable, net.........................      4,745          4,211
  Other receivables................................        303            302
  Inventories......................................      4,832          5,200
  Prepaid expenses.................................        242            239
                                                     ---------      ---------
      Total current assets.........................     12,556         12,732

Property, plant and equipment, net.................      3,299          3,359
Intangible assets, net.............................        156            167
Excess cost over net assets acquired, net..........      4,146          4,281
Other assets.......................................        548            530
                                                     ---------      ---------
                                                     $  20,705      $  21,069
                                                     =========      =========


   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Notes and advances payable to related parties....  $   2,948          2,948
  Accounts payable.................................      5,377          5,853
  Accrued expenses.................................      6,109          5,600
  Tax liabilities..................................      6,559          6,605
                                                     ---------      ---------
      Total current liabilities....................     20,993         21,006

Notes and advances payable to related parties......      5,500          2,450
Other long-term liabilities........................      1,878          1,943
                                                     ---------      ---------
      Total liabilities............................     28,371         25,399
                                                     ---------      ---------
Stockholders' equity (deficit):
  Common stock, $.10 par value per share...........        447            447
  Additional paid-in capital.......................     68,580         68,580
  Foreign currency translation adjustments.........        644            712
  Accumulated deficit..............................    (72,675)       (69,407)
  Cost of shares held in treasury..................     (4,662)        (4,662)
                                                     ---------      ---------
      Total stockholders' equity...................     (7,666)        (4,330)
                                                     ---------      ---------
                                                     $  20,705      $  21,069
                                                     =========      =========

                  COOPER DEVELOPMENT COMPANY AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                        SIX MONTHS ENDED             SIX MONTHS ENDED
                                                            JUNE 30,                     JUNE 30,
                                                              1996                         1995
                                                              ----                         ----
Cash flows from operating activities:
  Net cash used by operating activities                    $ (3,190)                    $ (5,217)

Cash flows from investing activities:
  Purchases of fixed and intangible assets                     (206)                        (497)
  Proceeds from sale of properties                               --                          739
                                                           --------                     --------
    Net cash used by investing activities                      (206)                         242

Cash flows from financing activities:
  Borrowings from related parties                             3,050                           --
  Repayment of short-term borrowings                             --                       (1,000)
  Repayment of other long-term liabilities                       --                          (89)
                                                           --------                     --------
    Net cash used by financing activities                     3,050                       (1,089)

Net decrease in cash and cash equivalents                      (346)                      (6,064)
Cash and cash equivalents at beginning of period              2,780                        9,952
                                                           --------                     --------
Cash and cash equivalents at end of period                 $  2,434                     $  3,888
                                                           ========                     ========

                See accompanying notes to consolidated condensed financial statements.

                  COOPER DEVELOPMENT COMPANY AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 1.  INVENTORIES

     Inventories as of June 30, 1996 consist of the following (in thousands):

                   Raw materials                   $ 2,085
                   Finished goods                    3,221
                                                   -------
                                                     5,306
                   Less inventory reserves             474
                                                   -------
                                                   $ 4,832
                                                   =======
NOTE 2.  TRANSACTIONS WITH RELATED PARTIES

        The Company entered into a Note and Warrant Purchase Agreement (the "Purchase Agreement") dated May 22, 1996 with Parker G. Montgomery, the Company's President and Chairman of the Board of Directors, and Theodore H. Kruttschnitt, a member of the Company's Board of Directors. The Purchase Agreement provides for the establishment of a $2,000,000 line of credit in favor of the Company. The line of credit can be drawn down by the Company in $500,000 increments. Amounts drawn down will be due on December 31, 2000 and will bear interest at the rate of 12% per annum, subject to obtaining a permit from the Commissioner of Corporations of the State of California. As consideration for the establishment of the line of credit, the Company has issued warrants to each of the lenders to purchase 285,714 shares of Common Stock of the Company. In addition, for each $1,000 borrowed by the Company from a lender under the line of credit, the Company has agreed to issue to such lender warrants to purchase an additional 286 shares of Common Stock. The exercise price of the warrants is $1.75 per share. The line of credit is secured by a pledge of all of the issued and outstanding stock of the Company's wholly owned subsidiary, Cabot Laboratories, Inc.

        The transactions covered by the Purchase Agreement were negotiated and approved by a Special Committee of the Board of Directors of the Company, with the assistance of an independent investment banker. The Company plans to use amounts drawn under the lines of credit to repay existing accounts payable and for working capital. As of June 30, 1996, the Company had drawn $1,500,000 under the line of credit and had issued warrants to purchase 428,714 shares and 571,714 shares of its Common Stock to Mr. Montgomery and Mr. Kruttschnitt, respectively.

NOTE 3.  MANAGEMENT REPRESENTATION

        In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all the adjustments necessary to present fairly the Company's consolidated condensed financial position as of June 30, 1996 and December 31, 1995 and the consolidated condensed results of their operations and cash flows for the six months ended June 30, 1996 and 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 1996 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1995.

     The Company's net sales for the three months ended June 30, 1996 decreased $750,000 over the prior quarter resulting in sales for the six months ended June 30, 1996 of $10,064,000 compared to sales of $10,857,000 for the six months ended June 30, 1995. The decrease is primarily due to lower promotional sales of Cabot's skin care products and higher returns.

     Gross margins for the quarter and year to date ended June 30, 1996 were 43% and 47% respectively, compared to 47% and 52% for the same periods a year ago. The decrease is primarily attributable to higher returns, rework costs and close out sales at below standard gross margins.

     Selling costs for the three and six months ended June 30, 1996 decreased $179,000 and $497,000 respectively, primarily due to lower employee and sales related costs and lower advertising and promotional expenses.

     General and administrative expenses decreased $466,000 and $966,000 for the three and six months ended June 30, 1996 primarily due to lower legal and personnel costs.

     Taxes increased $271,000 for the six months ended June 30, 1996 primarily due to international profits.

     Restructuring charges of $275,000 reflect severance and commission expenses related to personnel reductions and the closing of the New York office.

     Other income (expense), net for the six months ended June 30, 1996 includes $1,200,000 of insurance proceeds covering past product liability claims. Other income expense, net for the six months ended June 30, 1995 of $(588,000) includes an expense of $685,000 related to a change in estimated liability for certain environmental clean-up costs, a $284,000 charge related to foreign currency fluctuations, a $112,000 write down of an investment in marketable securities, a gain of $338,000 for insurance proceeds covering past product liability claims and a gain of $350,000 from the sale of property held by one of the Company's wholly-owned subsidiaries.


CAPITAL RESOURCES AND LIQUIDITY

     The Company has experienced operating cash flow deficiencies for a number of years and has relied upon asset sales and financing from stockholders to fund liquidity needs. At June 30, 1996, current liabilities exceeded current assets by $8,437,000 and cash required by operations was $3,190,000 for the six months ended June 30, 1996.

     On May 22, 1996, the Company entered into a Note and Warrant Purchase Agreement with Parker G. Montgomery and Theodore H. Kruttschnitt. The agreement provides for the establishment of a $2,000,000 line of credit which can be drawn down in $500,000 increments. The notes are due on December 31, 2000 and will bear interest at 12% per annum. As consideration for the establishment of the line of credit, the Company issued warrants to each lender to purchase 285,714 shares of the Common Stock of the Company. In addition, for each $1,000 borrowed by the Company from a lender under the line of credit, the Company agreed to issue to such lender warrants to purchase an additional 286 shares of Common Stock. The exercise price of the warrants is $1.75 per share. As of June 30, 1996 the Company had drawn down $1,500,000.

     The Company expects a continuing deficiency in cash generated from operations in 1996. To meet its operating needs, the Company may issue additional equity or debt securities, or sell certain product lines or one or more of its subsidiary corporations; control growth of or reduce expenditures; or obtain financing from stockholders, financial institutions, or other sources. No assurances can be given that the Company will obtain financing on terms acceptable to the Company.

     In the second quarter of 1996, the Company revised its estimated restructuring charges and recorded an additional charge of $275,000 for severance payments and costs associated with the subleasing of the Company's New York facility. During 1995, the Company recorded $1,395,000 of restructuring charges. For the six months ended June 30, 1996, the Company paid $416,000 of these restructuring charges. As of June 30, 1996, the balance of the restructuring charges to be paid amounted to $314,000.



                                    PART II


ITEM 6.

a) Exhibits-Exhibit 27-Financial Data Schedule

b) Reports on Form 8-K.

The Company filed the following reports on Form 8-K during the quarter for which this report is filed:

           Date of Report                                 Item
           --------------                                 ----
           May 22, 1996                      Item 7, Financial Statements
                                                     and Exhibits.

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


                                                  Cooper Development Company
                                                  --------------------------
                                                         (Registrant)



Date:  August 8, 1996                         By:  MICHAEL J. BRADEN/S/
                                                  ----------------------
                                                     Michael J. Braden
                                                    Vice President and
                                                  Chief Financial Officer