Form 10-Q
period 1996-09-30
COOPER DEVELOPMENT CO
filed 1996-11-13
CIK 720062

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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


Class                                         Outstanding at September 30, 1996
COMMON STOCK, $.10 PAR VALUE                               3,629,376

                  COOPER DEVELOPMENT COMPANY AND SUBSIDIARIES


                                     INDEX

                                                                       PAGE NO.
                                                                       --------
PART I.     FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS

               Consolidated Condensed Statements of Operations-              2
                 Three and nine months ended September 30, 1996
                 and September 30, 1995

               Consolidated Condensed Balance Sheets-                        3
                 September 30, 1996 and December 31, 1995

               Consolidated Condensed Statements of Cash Flows-              4
                 Nine months ended September 30, 1996 and
                 September 30, 1995

               Notes to Consolidated Condensed Financial Statement-          5

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                6
              CONDITION AND RESULTS OF OPERATIONS


PART II.

    ITEM 6. Exhibits and Reports on Form 8-K                                 8


SIGNATURE                                                                    9

                  COOPER DEVELOPMENT COMPANY AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE FIGURES)
                                  (UNAUDITED)

                                       Three Months Ended     Nine Months Ended
                                      Sept 30,    Sept 30,    Sept 30,   Sept 30,
                                     ---------    --------    ---------  ---------
                                        1996        1995        1996       1995
                                     ---------    --------    ---------  ---------
Net sales                             $ 3,237      $ 4,572     $13,301     $15,429
Cost of sales                           2,103        2,833       7,471       8,080
                                      -------      -------     -------     -------
Gross profit                            1,134        1,739       5,830       7,349
                                      -------      -------     -------     -------
Research and development expenses         129          138         426         508
Selling expenses                        2,026        2,772       7,065       8,308
General and administrative expenses     1,035        2,055       3,728       5,714
Restructuring charges                      88           --         363       1,395
Amortization of intangible assets          67           85         217         256
                                      -------      -------     -------     -------
                                        3,345        5,050      11,799      16,181

Operating loss                         (2,211)      (3,311)     (5,969)     (8,832)

Interest income                            30           21          55         143
Interest expense                         (260)         (82)       (708)       (248)
Other income (expense), net              (207)         584         948         279
                                      -------      -------     -------     -------
Loss before income taxes               (2,648)      (2,788)     (5,674)     (8,658)
Income tax expense                         63           (5)       (218)        (15)
                                      -------      -------     -------     -------
Net loss                              $(2,585)     $(2,793)    $(5,892)    $(8,673)
                                      =======      =======     =======     =======
Net loss per share                    $ (0.71)     $  (.77)    $ (1.62)    $ (2.39)
                                      =======      =======     =======     =======
Average number of shares outstanding
 during the period                      3,629        3,629       3,629       3,629
                                      =======      =======     =======     =======

     See accompanying notes to consolidated condensed financial statements.

                  COOPER DEVELOPMENT COMPANY AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (IN THOUSANDS)

                                            (UNAUDITED)
                                           SEPTEMBER 30, DECEMBER 31,
                                               1996         1995
                                               ----         ----
                          ASSETS
Current assets:
  Cash and cash equivalents                      $ 2,601   $ 2,780
  Accounts receivable, net                         3,800     4,211
  Other receivables                                  541       302
  Inventories                                      3,833     5,200
  Prepaid expenses                                   216       239
                                                 -------   -------
    Total current assets                          10,991    12,732

Property, plant and equipment, net                 2,974     3,359
Intangible assets, net                               148       167
Excess cost over net assets acquired, net          2,841     4,281
Other assets                                         367       530
                                                 -------   -------
                                                 $17,321   $21,069
                                                 =======   =======

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Notes and advances payable to related parties  $    --   $ 2,948
  Accounts payable                                 4,107     5,853
  Accrued expenses                                 6,149     5,600
  Tax liabilities                                  6,494     6,605
                                                 -------   -------
    Total current liabilities                     16,750    21,006

Notes and advances payable to related parties      8,948     2,450
Other long-term liabilities                        1,903     1,943
                                                 -------   -------
    Total liabilities                             27,601    25,399
                                                 -------   -------
Stockholders' equity (deficit):
  Common stock, $.10 par value per share             447       447
  Additional paid-in capital                      68,580    68,580
  Foreign currency translation adjustments           654       712
  Accumulated deficit                            (75,299)  (69,407)
  Cost of shares held in treasury                 (4,662)   (4,662)
                                                 -------   -------
    Total stockholders' equity                   (10,280)   (4,330)
                                                 -------   -------
                                                 $17,321   $21,069
                                                 =======   =======

                  COOPER DEVELOPMENT COMPANY AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED    NINE MONTHS ENDED
                                                                 SEPTEMBER 30,        SEPTEMBER 30,
                                                                      1996                 1995
                                                               ------------------   ------------------
Cash flows from operating activities:
          Net cash used by operating activities                          $(5,867)             $(6,038)

Cash flows from investing activities:
          Purchases of fixed and intangible assets                          (362)              (1,067)
          Proceeds from sale of its cosmetic product line                  2,500                  739
                                                                         -------              -------
             Net cash used by investing activities                         2,138                 (328)

Cash flows from financing activities:
          Borrowings from related parties                                  3,550                   --
          Repayment of short-term borrowings                                  --               (1,000)
          Repayments of other long-term liabilities                           --                  (75)
                                                                         -------              -------
             Net cash used by financing activities                         3,550               (1,075)

Net decrease in cash and cash equivalents                                   (179)              (7,441)
Cash and cash equivalents at beginning of period                           2,780                9,952
                                                                         -------              -------

Cash and cash equivalents at end of period                               $ 2,601              $ 2,511
                                                                         =======              =======

     See accompanying notes to consolidated condensed financial statements.

                  COOPER DEVELOPMENT COMPANY AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 1.   INVENTORIES
          -----------

          Inventories as of September 30, 1996 consist of the following (in thousands):

                Raw materials                $1,754
                Work in process                 196
                Finished goods                2,460
                                             ------
                                              4,410
                Less inventory reserves         577
                                             ------
                                             $3,833
                                             ======

NOTE 2.   TRANSACTIONS WITH RELATED PARTIES
          ---------------------------------

          The Company entered into a Note and Warrant Purchase Agreement (the "Purchase Agreement") dated May 22, 1996 with Parker G. Montgomery, the Company's President and Chairman of the Board of Directors, and Theodore H. Kruttschnitt, a member of the Company's Board of Directors. The Purchase Agreement provides for the establishment of a $2,000,000 line of credit in favor of the Company. The line of credit could be drawn down by the Company in $500,000 increments. Amounts drawn down are due on December 31, 2000 and bear interest at the rate of 12% per annum. As consideration for the establishment of the line of credit, the Company has issued warrants to each of the lenders to purchase 285,714 shares of Common Stock of the Company. In addition, for each $1,000 borrowed by the Company from a lender under the line of credit, the Company has issued to such lender warrants to purchase an additional 286 shares of Common Stock. The exercise price of the warrants is $1.75 per share. The line of credit is secured by a pledge of all of the issued and outstanding stock of the Company's wholly owned subsidiary, Cabot Laboratories, Inc. ("Cabot").

          The transactions covered by the Purchase Agreement were negotiated and approved by a Special Committee of the Board of Directors of the Company, with the assistance of an independent investment banker. The Company plans to use amounts drawn under the line of credit to repay existing accounts payable and for working capital. As of September 30, 1996, the Company had drawn down the entire $2,000,000 line of credit and had issued warrants to purchase 571,714 shares of its Common Stock to Mr. Montgomery and Mr. Kruttschnitt.

NOTE 3.   ACQUISITION OR DISPOSITION OF ASSETS
          ------------------------------------

          On September 5, 1996, pursuant to an Asset Purchase Agreement, Cabot entered into a definitive agreement and sold to American International Industries, ("American"), Cabot's cosmetic product line and related inventory, tools and dies and intangibles for $2,500,000. Costs associated with the sale of Cabot's cosmetic products are estimated to be $130,000. The Company recorded a loss of $178,000 on this sale.

          Cabot's cosmetic product line includes Clear Perfection corrective cosmetics and vitamin enriched lipstick and lipglosses. Net sales for Cabot's cosmetic product line for the three and nine months ended September 30, 1996 and 1995 were approximately $270,000 and $1,800,000, and $1,280,000 and $3,080,000,
respectively.


NOTE 4.   MANAGEMENT REPRESENTATION
          -------------------------

          In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all the adjustments necessary to present fairly the Company's consolidated condensed financial position as of September 30, 1996 and December 31, 1995 and the consolidated condensed results of their operations and cash flows for the nine months ended September 30, 1996 and 1995.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

RESULTS OF OPERATIONS

          Three and Nine Months Ended September 30, 1996 Compared with
          ------------------------------------------------------------
          Three and Nine Months Ended September 30, 1995
          ----------------------------------------------

          The Company's net sales for the three and nine months ended September 30, 1996 decreased $1,335,000 and $2,128,000 respectively, over the prior three and nine months sales ended September 30, 1995. The decrease is primarily due to lower sales of Cabot's skin care products and lower sales and higher returns of Cabot's cosmetic products.

          Gross margins for the quarter and year to date ended September 30, 1996 were 35% and 44% respectively, compared to 38% and 48% for the same periods a year ago. The decrease is primarily attributable to higher returns and close out sales.

          Selling costs for the three and nine months ended September 30, 1996 decreased $746,000 and $1,243,000 respectively, primarily due to lower selling, advertising and promotional expenses.

          General and administrative expenses decreased $1,020,000 and $1,986,000 for the three and nine months ended September 30, 1996 primarily due to reduced staffing and lower legal expense.

          Taxes increased $203,000 for the nine months ended September 30, 1996 primarily due to increased international profits.

          Restructuring charges of $88,000 and $363,000 for the three and nine months ended September 30, 1996, reflect severance and commission expenses related to personnel reductions and the closing of the New York office.

          Other income (expense), net for the nine months ended September 30, 1996 of $948,000 includes $1,370,000 of insurance proceeds covering past product liability claims, partially offset by a loss of $178,000 from the sale of Cabot's cosmetic product line. Other income (expense), net for the nine months ended September 30, 1995 of $279,000 includes income of $525,000 from a commission for services rendered to CVI/Beta, insurance proceeds of $338,000 for covering past liability claims and a gain of $350,000 from the sale of property held by a wholly-owned subsidiary of the Company. Other income for 1995 was partially offset by an expense of $685,000 related to a change in estimated liability for certain environmental clean-up costs, a $220,000 charge related to foreign currency fluctuations and a $112,000 write down of an investment in marketable securities.


CAPITAL RESOURCES AND LIQUIDITY

          The Company has experienced operating cash flow deficiencies for a number of years and has relied upon asset sales, insurance proceeds and financing from stockholders to fund liquidity needs. At September 30, 1996, current liabilities exceeded current assets by $5,759,000 and cash used by operations was $5,867,000 for the nine months ended September 30, 1996. On September 5, 1996, pursuant to an Asset Purchase Agreement, Cabot sold its cosmetic product line and related inventory, tools and dies and intangibles for $2,500,000.

          On May 22, 1996, the Company entered into the Agreement with Parker G. Montgomery and Theodore H. Kruttschnitt. The agreement provides for the establishment of a $2,000,000 line of credit which could be drawn down in $500,000 increments. The notes are due on December 31, 2000 and bear interest at 12% per annum. As consideration for the establishment of the line of credit, the Company issued warrants to each lender to purchase 285,714 shares of the Common Stock of the Company. In addition, for each $1,000 borrowed by the Company from a lender under the line of credit, the Company issued to such lender warrants to purchase an additional 286 shares of Common Stock. The exercise price of the warrants is $1.75 per share. As of September 30, 1996 the Company had drawn down the entire $2,000,000.

          The Company expects a continuing deficiency in cash generated from operations in 1996. To meet its operating needs, the Company may issue additional equity or debt securities, or sell certain product lines or one or more of its subsidiary corporations; continue to control the growth of, and/or reduce, expenditures; or obtain financing from stockholders, financial institutions or other sources. No assurances can be given that the Company will meet its operating needs by obtaining financing or selling assets on terms acceptable to the Company.

          In 1996, the Company revised its estimated restructuring charges and recorded an additional charge of $363,000 for severance payments and costs associated with the subleasing and close down of the Company's New York facility. During 1995, the Company recorded $1,395,000 of restructuring charges. For the nine months ended September 30, 1996, the Company paid $1,091,000 for restructuring charges. As of September 30, 1996, the balance of the restructuring charges to be paid amounted to $192,000.

          On August 21, 1996, the Company announced that it has filed with the Securities Exchange Commission a statement pursuant to Rule 13e-3 of the Securities Exchange Act of 1934, as amended, in connection with a proposed one-for-500 reverse stock split. The stockholders will receive cash in lieu of fractional shares of new common stock of $1.50 for each share of old common stock they hold.

          The proposed reverse stock plan is intended to reduce the number of its stockholders and terminate its status as a public reporting company. The Company is undertaking the reverse split at this time to allow the Company to cease to incur the expenses of a public reporting company as quickly as possible and to allow stockholders who receive cash in lieu of fractional shares of new common stock to receive, and be able to reinvest or make use of such cash payments.

          The Company estimates it will incur expenses of approximately $130,000 in connection with the reverse stock split. In addition, the equity will be reduced by cash payments in lieu of fractional shares by approximately $385,000. The Company intends to finance such costs from its working capital and the net proceeds from the sale of assets.

          The Company's board of directors may postpone, revise or abandon the reverse stock split at any time prior to its consummation, for any reason, including, without limitation, if, in the directors' sole judgment consummation of the reverse split is unfair to the Company and its continuing stockholders due to an adverse change in the Company's financial condition.


                                    PART II

ITEM 6.

a)  Exhibits - Exhibit 27, Financial Data Schedule

b)  Reports on Form 8-K.

The Company filed the following reports on Form 8-K during the quarter for which this report is filed:

          Date of Report                Item
          --------------                ----
          September 5, 1996     Item 2, Acquisition or
                                Disposition of Assets

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




                                           Cooper Development Company
                                           --------------------------
                                                  (Registrant)



Date:   11-12-96                    By:    /s/ PARKER G. MONTGOMERY
                                           ------------------------
                                             Parker G. Montgomery
                                                 President and
                                             Chairman of the Board